Form 10-Q
period 1994-06-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1994-08-15
CIK 804219

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(MARK ONE)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1994

                                      OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the Transition period from            to __________

                       Commission File No. 1-9311

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

         Delaware                             22-2754689
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

                       c/o Winegardner & Hammons, Inc.
                               4243 Hunt Road
                            Cincinnati, OH  45242
            (Address of principal offices, including zip code)

                               (513) 891-2920
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No ____





                                 Page 1 of 16


                   PRIME MOTOR INNS LIMITED PARTNERSHIP
                    AND SUBSIDIARY LIMITED PARTNERSHIP
                                   INDEX



                                                                PAGE
                                                               NUMBER
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993.................. 3

          Consolidated Statements of Operations - Three and Six
            Months Ended June 30, 1994 and 1993...................5

          Consolidated Statements of Partners' Deficit -
            Six Months Ended June 30, 1994....................... 6

          Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1994 and 1993.............. 7

          Notes to Consolidated Financial Statements ............ 9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ..........................................12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on From 8-K.......................15


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars In Thousands)

                                              June 30,
                                               1994       December 31,
         ASSETS                            (Unaudited)        1993

Current assets:
  Cash and cash equivalents                  $ 1,280       $ 1,724
  Accounts receivable, net of
    allowance for doubtful
    accounts in 1994 and 1993
    of $16 and $10, respectively               1,152           869
  Prepaid expenses                               169           949
  Other current assets                           209           274
    Total current assets                       2,810         3,816


Property and equipment
  net of accumulated depreciation
  and amortization                            56,304        57,234


Cash and cash equivalents restricted for:
  Acquisition of property &
    equipment                                  1,475           915
  Interest and taxes                             516           453
    Total restricted cash & cash
      equivalents                              1,991         1,368

Other assets, net                              1,338         1,591

                                             $62,443       $64,009
                                              ======        ======

                               Continued


               The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars In Thousands)
                                              June 30,
                                                1994        December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)  (Unaudited)       1993

Current liabilities:
  Trade accounts payable                     $    708      $    608
  Accrued payroll                                 359           590
  Accrued payroll taxes                           352           219
  Accrued vacation                                380           377
  Accrued utilities                               295           314
  Sales tax payable                               520           212
  Other current liabilities                       728           561
    Total current liabilities                   3,342         2,881


Long term liabilities:
  Long-term debt                               66,607        65,912
  Deferred interest                             4,130         3,846
  Other liabilities                               150           150
    Total long term liabilities                70,887        69,908

    Total liabilities                          74,229        72,789

Commitments and contingencies

Partners' capital (deficit):
  General partner                             (   689)      (   659)
  Limited partners                            (11,097)      ( 8,121)
    Total partners' deficit                   (11,786)      ( 8,780)

                                             $ 62,443      $ 64,009
                                               ======        ======

               The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per unit amounts)
                                 Unaudited
                                          Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                            1994      1993     1994       1993

Revenues:
  Direct operating revenues:
    Lodging                             $ 10,069   $  8,940  $ 16,474  $ 15,104
    Food and beverage                      2,311      2,243     3,977     4,076
  Other income (principally interest)        100        102       188       185
  Lease settlement proceeds                  ---        ---       ---       709
      Total revenues                      12,480     11,285    20,639    20,074

Expenses:
  Direct operating expenses:
    Lodging                                2,121      1,904     3,759     3,494
    Food and beverage                      2,002      2,039     3,603     3,797
    Utilities                                629        611     1,496     1,469
    Repairs and maintenance                  884        762     1,681     1,479
    Rent                                     318        327       642       659
    Insurance                                179        175       358       350
    Property taxes                           451        351       872       718
    Advertising and marketing                867        855     1,559     1,636
    Other                                  2,013      1,831     3,540     3,243
  Other general and administrative            89        151       294       341
  Depreciation and amortization            1,403      1,361     2,800     2,682
  Interest expense                         1,530      1,575     3,041     3,107
      Total expenses                      12,486     11,942    23,645    22,975

Net loss                                 (     6)   (   657)  ( 3,006)  ( 2,901)

Net loss allocable to general partner    (   ---)   (     7)  (    30)  (    29)

Net loss allocable to limited partners $(     6)  $(   650) $( 2,976) $( 2,872)
                                          ======     ======    ======    ======
Number of limited partner units
   outstanding                             4,000      4,000     4,000     4,000
                                          ======     ======    ======    ======
Net loss allocable to limited partners
  per unit                              $(   ---)  $(   .16)  $(  .74) $(   .72)
                                          ======     ======     =====    ======


              The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                           (Dollars in thousands)
                                  Unaudited
                                       Six Months Ended June 30, 1994
                                    General      Limited
                                    Partner      Partners        Total

Balance at January 1, 1994         $( 659)      $( 8,121)       $( 8,780)

Net loss for the six
  months ended June 30, 1994        (  30)       ( 2,976)        ( 3,006)

Balance at June 30, 1994           $( 689)      $(11,097)       $(11,786)
                                     ====         ======          ======

               The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                 Unaudited
                                               Six Months Ended
                                                    June 30,
                                             1994          1993

Cash flows from operating activities:
  Net loss                                 $(3,006)      $(2,901)
  Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization
      of property                            2,550         2,433
    Lease settlement proceeds                  ---        (  703)
    Amortization of other assets               250           250
    Amortization of debt discount               20            18
    Increase (decrease) from changes in:
      Accounts receivable                   (  283)          169
      Prepaid expenses                         780           416
      Other current assets                      65           162
      Lease and utility deposits                 3           ---
      Trade accounts payable                   100        (  321)
      Accrued payroll and payroll taxes     (   98)       (   73)
      Accrued vacation                           3             5
      Accrued utilities                     (   19)       (   25)
      Sales tax payable                        308           166
      Other current liabilities                167        (  125)
      Deferred interest                        284           547

    Net cash provided by
     operating activities                    1,124            18

Cash flows from investing activities:
  Additions to property and equipment       (1,620)       (2,127)
  Increase in restricted cash               (  623)       (   36)

    Net cash used in investing activities   (2,243)       (2,163)

                              Continued


              The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                 Unaudited

                                            Six Months Ended
                                                 June 30,
                                           1994         1993

Cash flows from financing activities:
  Long-term borrowings                   $   675      $ 2,620
  Revolving credit facility
   borrowings                              1,763          815
  Revolving credit facility repayments    (1,763)      (  455)

  Net cash provided by
   financing activities                      675        2,980

  Net increase (decrease) in cash
    and cash equivalents                  (  444)         835

  Cash and cash equivalents,
    beginning of period                    1,724        1,658

  Cash and cash equivalents, end
    of period                            $ 1,280      $ 2,493
                                           =====        =====
Supplementary cash flow data:
  Interest paid                          $ 2,737      $ 2,542
                                           =====        =====

Noncash activities:
  Lease settlement proceeds received
    from former affiliate in the form
    of stock and notes receivable used
    to reduce long-term debt             $   ---      $   703
                                           =====        =====

               The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partner-ship (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the finan-cial position of the Partnerships as of June 30, 1994, their results of operations for the three and six months ended June 30, 1994 and 1993, and their cash flows for the six months ended June 30, 1994 and 1993.

     The results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

     Information included in the consolidated balance sheet as of Decem-ber 31, 1993 has been derived from the audited balance sheet in the Partnerships' Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission (the "1993 Form 10-K"). These interim unaudited financial statements should be read in conjunction with the audited consolidated finan-cial statements and other information included in the 1993 Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and Operating Partners. Operating Partners operates under a 52/53 week fiscal year. Operating results for the Partner-ship are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompa-ny accounts and transactions have been eliminated.

     Cash Equivalents

     Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

     Property and Equipment

     Property and equipment are stated at the lower of cost or fair market value. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases as follows: buildings - 30 years; leasehold improvements - 22 to 30 years; and furniture and equipment
     - 3 to 10 years. For federal income tax purposes, accelerated methods are used in calculating depreciation.

     Other Assets

     Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

     Net Loss Per Unit

     Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 units outstanding.

     Reclassifications

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

3.   OPERATIONS OF THE INNS:

     Winegardner & Hammons, Inc. ("W&H") continues to manage the opera-tions of the Inns (the "Inns") pursuant to its management agreement with Operating Partners. At June 30, 1994 and December 31, 1993, the Partnerships had approximately $116,000 and $118,000, respec-tively, in receivables from an entity controlled by W&H which manag-es certain of the lounges at the Inns.


4.   OTHER ASSETS:

     The components of other assets are as follows (in thousands):
                              June 30,      December 31,     Amortization
                                1994           1993             Period

     Deferred lease costs    $   21           $   21          20 years
     Debt acquisition
       costs                  2,839            2,839           8 years
     Franchise acquisition
       costs                    820              820           Various
     Other                       13               16
                              3,693            3,696
     Less accumulated
      amortization            2,355            2,105
                             $1,338           $1,591
                              =====            =====

     Amortization of debt acquisition costs charged to expense was $180,000 in each of the six months ended June 30, 1994 and 1993, re-spectively. Amortization of franchise acquisition costs charged to expense was $70,000 in each of the six months ended June 30, 1994 and 1993, respectively. In the first half of 1994, other assets (consisting of required lease and utility deposits) were reduced by $3,000.

5.   DEBT:

     For the quarter ended June 30, 1994, Operating Partners borrowed $457,000 for capital improvements and refurbishments made under the Capital Improvement Plan (the "Capital Improvement Plan") financed from the Tranche A Loan (the "Tranche A Loan") portion of the Prim-ing Loan (the "Priming Loan"). As of June 30, 1994, the outstanding balance of the Tranche A Loan is $11,500,000.

     For the quarter ended June 30, 1994, Operating Partners repaid the $1,763,000 of the revolving credit portion of the Priming Loan, referred to as the Tranche B Loan (the "Tranche B Loan"), borrowed in the first quarter of 1994. As of June 30, 1994 there is no balance in the Tranche B Loan.


     Long-term debt consists of the following:

                                     June 30, 1994     December 31, 1993

     Mortgage Notes, net of
       unamortized discount          $55,107,000        $55,087,000
     Priming Loan                     11,500,000         10,825,000
                                     $66,607,000        $65,912,000
                                      ==========         ==========

     Unamortized discount on the Mortgage Notes were $267,000 and $287,000 at June 30, 1994 and December 31, 1993, respectively.

6.   COMMITMENTS AND CONTINGENCIES:

     During the quarter ended June 30, 1993, the Mortgage Lenders (the "Mortgage Lenders") received 237,987 shares of New Common Stock ("Prime Stock") in Prime Hospitality Corp. ("Prime") as recovery of the Prime Hospitality Corp. Settlement (the "Settlement"). These shares were subsequently sold in July, 1993, and the proceeds of approximately $763,000 was recognized as lease settlement income in July. All of the proceeds were used to reduce the principal balance of the Mortgage Notes in accordance with the Priming Loan.

     Any further recovery from the Settlement will be recognized as lease settlement proceeds and will be applied to reduce the principal balance of the Mortgage Notes.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Financial Condition

     The Partnership derives its income from its interest in Operating Partners, whose income currently is derived from the operations of its Inns. As part of its 1992 plan of reorganization (the "Plan"), Operating Partners restructured its Mortgage Notes under the Restat-ed Loan Agreement (the "Restated Loan Agreement") and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves depends upon the ability of the Partnership to increase future cash flows from operations. Unless cash flows from operations are suffi-cient, the Partnerships may not be able to continue as going con-cerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns.

     The second quarter of 1994 saw the completion of the $13,000,000 Capital Improvement Plan that began in 1992. These improvements have enabled the Inns to become competitive in their respective markets. The rebounding economy and increase in certain market segments, such as Individual and Group Business and Leisure Travel has contributed to the Inns increased revenues in the second quar-ter, which has partially offset the loss in occupancies due to the harsh winter weather in the first quarter of 1994.

     The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, in-cluding those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, ad-verse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H. In addition, a major league baseball strike could negatively impact some of the Inns.

     Results of Operations

     Total revenues increased for the six months ended June 30, from $20,074,000 in 1993 to $20,639,000 in 1994. Total revenues for the quarter ended June 30, increased from $11,285,000 in 1993 to $12,480,000 in 1994. This increase is attributable to the increase in room revenue, which is due to the achievement of higher average Daily Room Rates (ADR) at the Inns, and increased occupancies, in the quarter ended June 30, 1994. This is reflected in the following table, which compares room revenues, occupancy percentage levels and ADR, for the periods indicated:

                       Three Months Ended           Six Months Ended
                             June 30,                   June 30,
                        1994          1993         1994         1993

     Room Revenues  $10,069,000    $8,940,000  $16,474,000  $15,104,000
     Occupancy             69.4%         66.3%        58.7%        58.4%
     ADR                 $61.79        $57.69       $59.56       $55.06


     The increase in ADR's and occupancies at the Inns can be attributable to the improved condition of the Inns from the Capital Improvement Plan. The Inns' improved conditions have enabled them to attract market segments with higher ADR's, such as individual business, corporate group, leisure and transient guests, and association/convention guests. Also, the Inns have seen an increase in business and leisure guests in the second quarter of 1994, in part the result of travel plans which had been postponed during the first quarter of 1994 due to the severe winter weather conditions. Attracting these market segments with higher ADR's has also been accomplished through effective marketing and sales promotions. In attracting the market segments with higher ADR's, the Inns have had to remove some of their lower ADR market segments (such as airline crews, government and tour groups).
     This repositioning of market segment business had caused a decline in occupancies in the first quarter of 1994, which rebounded in the second quarter of 1994. For the second quarter of 1994, occupancies increased to 69.4% from 66.3% in the second quarter of 1993. In addition to the improved condition of the Inns, the increase in occupancies in the second quarter of 1994 is partly attributable to an increase in group business, which is a result of increased direct sales efforts and, increases in reservations from the Holiday Inn-Holidex Central Reservation System, in particular because of an increase in airline reservation systems business. Due to the intense competition in the areas where the Inns are located, it will continue to be difficult to significantly increase their respective occupancy levels. Contributing to future competition is pending select competitor changes, most significantly, conversions in franchise affiliation of competitor hotels to a Holiday
     Inn franchise. However, it is anticipated that the Inns can continue to improve their mix of market segments and thereby increase average daily rates and improve profit margins.

     Food and beverage revenues increased in the second quarter from $2,243,000 in 1993 to $2,311,000 in 1994, which is primarily a result of increased banquet sales, coupled with increased occupan-cies in the second quarter of 1994 over the same quarter of 1993. Overall, food and beverage revenues are down for the six months ended June 30, from $4,076,000 in 1993 to $3,977,000 in 1994. The decrease is a result of the low occupancies in the first quarter of 1994 due to the harsh winter weather, which offset the increase in revenues in the second quarter of 1994.

     Direct operating expenses increased from $8,855,000 for the quarter ended June 30, 1993 to $9,464,000 in the corresponding quarter of 1994. Certain operating expenses vary with occupancies at the Inns. The increase in lodging expenses and certain "Other" direct operat-ing expenses in the second quarter of 1994 compared to the corre-sponding quarter of 1993 are directly attributable to the increase in occupancy at the Inns during the period. The increase in reve-nues contribute to the increase in "Other" direct operating expenses that are based upon earned revenues, such as certain administrative and general expenses, inn management fees and franchise fees. Depreciation and amortization expense increased to $1,403,000 for the quarter ended June 30, 1994 from $1,361,000, due to the addi-tions of property and equipment as part of the Capital Improvement Plan.

     Liquidity and Capital Resources

     The following table represents the changes in cash and cash equiva-lents for the six months ended June 30, 1994:

     Net cash provided by operating activities        $ 1,124
     Net cash used in investing activities             (2,243)
     Net cash provided by financing activities            675
     Net decrease in cash and cash equivalents        $(  444)
                                                        =====

     Indicative of the seasonal nature of the business where the Inns are located, operating revenues increased during the six months ended June 30, 1994, providing for improved operating margins, which resulted in a positive cash flow from operations for the six months ended 30, 1994.

     Net cash used in investing activities for the six months ended June 30, 1994 included $1,620,000 in additions to property and equipment. Other cash used in investing activities includes restricted deposits into the Tax Escrow Account and the Reserve for Acquisition of Property and Equipment (the "Reserve"). Funding to the Reserve is 4% of revenues, as required under the Priming Loan.

     Cash provided by financing activities was $675,000 for the six months ended June 30, 1994. This $675,000 was borrowed from the Priming Loan for capital improvements and refurbishments, to com-plete the Capital Improvement Plan.

     During the second quarter of 1994 the Partnership borrowed the remaining balance of the Tranche A portion of the Priming Loan to fund the Capital Improvement Plan. In accordance with the Priming Loan, existing and future capital needs are to be funded from the Reserve, which is funded at 4% of revenues in 1994 and 5% of revenues thereafter. In the second quarter of 1994, approximately $306,000 was funded from the Reserve for the acquisition of property and equipment to complete the Capital Improvement Plan.

                  PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PRIME MOTOR INNS LIMITED PARTNERSHIP
                                       (REGISTRANT)
                           BY:Prime-American Realty Corp.
                              General Partner



Date: August 10, 1994      By: S. Leonard Okin
                               (Signature)
                               Vice President