Form 10-Q
period 1994-09-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1994-11-14
CIK 804219

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q
(MARK ONE)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994

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





                                 Page 1 of 17

                     PRIME MOTOR INNS LIMITED PARTNERSHIP
                      AND SUBSIDIARY LIMITED PARTNERSHIP
                                   INDEX



                                                                PAGE
                                                               NUMBER
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets -
            September 30, 1994 and December 31, 1993............. 3

          Consolidated Statements of Operations - Three and Nine
            Months Ended September 30, 1994 and 1993............. 5

          Consolidated Statements of Partners' Deficit -
            Nine Months Ended September 30, 1994................. 6

          Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1994 and 1993........ 7

          Notes to Consolidated Financial Statements ............ 9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ..........................................12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on From 8-K.......................16


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars In Thousands)

                                           September 30,
                                               1994       December 31,
         ASSETS                            (Unaudited)        1993

Current assets:
  Cash and cash equivalents                  $ 1,869       $ 1,724
  Accounts receivable, net of
    allowance for doubtful
    accounts in 1994 and 1993
    of $16 and $10, respectively               1,457           869
  Prepaid expenses                               814           949
  Other current assets                           115           274
    Total current assets                       4,255         3,816


Property and equipment
  net of accumulated depreciation
  and amortization                            55,477        57,234


Cash and cash equivalents restricted for:
  Acquisition of property &
    equipment                                    802           915
  Interest and taxes                             435           453
    Total restricted cash & cash
      equivalents                              1,237         1,368

Other assets, net                              1,213         1,591

                                             $62,182       $64,009
                                              ======        ======

                               Continued


               The accompanying notes are an integral part
                of the consolidated financial statements.


                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars In Thousands)

                                            September 30,
                                                1994        December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)  (Unaudited)       1993

Current liabilities:
  Trade accounts payable                     $    468      $    608
  Accrued payroll                                 247           590
  Accrued payroll taxes                           358           219
  Accrued vacation                                382           377
  Accrued utilities                               291           314
  Sales tax payable                               491           212
  Other current liabilities                       815           561
    Total current liabilities                   3,052         2,881


Long term liabilities:
  Long-term debt                               66,617        65,912
  Deferred interest                             4,279         3,846
  Other liabilities                               150           150
    Total long term liabilities                71,046        69,908

    Total liabilities                          74,098        72,789

Commitments and contingencies

Partners' capital (deficit):
  General partner                             (   690)      (   659)
  Limited partners                            (11,226)      ( 8,121)
    Total partners' deficit                   (11,916)      ( 8,780)

                                             $ 62,182      $ 64,009
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


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per unit amounts)
                                 Unaudited

                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                            1994      1993     1994       1993

Revenues:
  Direct operating revenues:
    Lodging                             $ 10,386   $ 10,002  $ 26,860  $ 25,106
    Food and beverage                      2,211      2,140     6,188     6,216
  Other income (principally interest)         92         69       280       254
  Lease settlement proceeds                  ---        763       ---     1,472
      Total revenues                      12,689     12,974    33,328    33,048

Expenses:
  Direct operating expenses:
    Lodging                                2,278      2,074     6,037     5,568
    Food and beverage                      2,002      1,928     5,605     5,725
    Utilities                                790        853     2,286     2,322
    Repairs and maintenance                  871        771     2,552     2,250
    Rent                                     330        328       972       987
    Insurance                                180        172       538       522
    Property taxes                           363        311     1,235     1,029
    Advertising and marketing                905        829     2,464     2,465
    Other                                  1,944      1,945     5,484     5,187
  Other general and administrative           234        282       528       623
  Depreciation and amortization            1,408      1,375     4,208     4,057
  Interest expense                         1,514      1,554     4,555     4,661
      Total expenses                      12,819     12,422    36,464    35,397

Net income (loss)                        (   130)       552   ( 3,136)  ( 2,349)

Net income (loss)
 allocable to general partner            (     1)         6   (    31)  (    23)

Net income (loss)
 allocable to limited partners          $(   129)  $    546  $( 3,105) $( 2,326)
                                          ======     ======    ======    ======
Number of limited partner units
   outstanding                             4,000      4,000     4,000     4,000
                                          ======     ======    ======    ======
Net income (loss) allocable
 to limited partners  per unit          $(   .03)  $    .14   $(  .78) $(   .58)
                                          ======     ======     =====    ======

              The accompanying notes are an integral part
                of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                           (Dollars in thousands)
                                  Unaudited
                                 Nine Months Ended September 30, 1994
                                    General      Limited
                                    Partner      Partners        Total

Balance at January 1, 1994         $( 659)      $( 8,121)       $( 8,780)

Net loss for the nine
  months ended September 30, 1994   (  31)       ( 3,105)        ( 3,136)

Balance at September 30, 1994      $( 690)      $(11,226)       $(11,916)
                                     ====         ======          ======

               The accompanying notes are an integral part
                of the consolidated financial statements.



                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                 Unaudited
                                               Nine Months Ended
                                                 September 30,

                                             1994          1993

Cash flows from operating activities:
  Net loss                                 $(3,136)      $(2,349)
  Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization
      of property                            3,830         3,682
    Lease settlement proceeds                  ---        (1,466)
    Amortization of other assets               375           375
    Amortization of debt discount               30            27
    Increase (decrease) from changes in:
      Accounts receivable                   (  588)           98
      Prepaid expenses                         135           582
      Other current assets                     159           166
      Lease and utility deposits                 3           ---
      Trade accounts payable                (  140)       (  622)
      Accrued payroll and payroll taxes     (  204)       (  212)
      Accrued vacation                           5             5
      Accrued utilities                     (   23)            5
      Sales tax payable                        279           161
      Other current liabilities                254        (  961)
      Deferred interest                        433           824

    Net cash provided by
     operating activities                    1,412           315

Cash flows from investing activities:
  Additions to property and equipment       (2,073)       (2,382)
  Decrease (increase) in restricted cash       131        (  163)

    Net cash used in investing activities   (1,942)       (2,545)

                              Continued


              The accompanying notes are an integral part
                of the consolidated financial statements.


                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                 Unaudited

                                           Nine Months Ended
                                              September 30,
                                           1994         1993

Cash flows from financing activities:
  Long-term borrowings                   $   675      $ 2,977
  Revolving credit facility
   borrowings                              1,763          815
  Revolving credit facility repayments    (1,763)      (1,273)

  Net cash provided by
   financing activities                      675        2,519

  Net increase in cash
    and cash equivalents                     145          289

  Cash and cash equivalents,
    beginning of period                    1,724        1,658

  Cash and cash equivalents, end
    of period                            $ 1,869      $ 1,947
                                           =====        =====
Supplementary cash flow data:
  Interest paid                          $ 4,092      $ 3,810
                                           =====        =====

Noncash activities:
  Lease settlement proceeds received
    from former affiliate in the form
    of stock and notes receivable used
    to reduce long-term debt             $   ---      $ 1,466
                                           =====        =====


               The accompanying notes are an integral part
                of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partner-ship (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the finan-cial position of the Partnerships as of September 30, 1994, their results of operations for the three and nine months ended September 30, 1994 and 1993, and their cash flows for the nine months ended September 30, 1994 and 1993.

     The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

     Property and Equipment

     Property and equipment are stated at the lower of cost or fair market value. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases as follows: buildings - 30 years; leasehold improvements - 22 to 30 years; and furni-ture and equipment
     - 3 to 10 years. For federal income tax purposes, accelerated methods are used in calculating depreciation.

     Other Assets

     Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

     Net Income/Loss Per Unit

     Net income/loss per Unit is calculated based on net income/loss allocable to limited partners divided by the 4,000,000 units outstanding.

     Reclassifications

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

3.   OPERATIONS OF THE INNS:

     Winegardner & Hammons, Inc. ("W&H") continues to manage the opera-tions of the Inns (the "Inns") pursuant to its management agreement with Operating Partners. At September 30, 1994 and December 31, 1993, the Partnerships had approximately $137,000 and $118,000, respectively, in receivables from an entity controlled by W&H which manages certain of the lounges at the Inns.

4.   OTHER ASSETS:


     The components of other assets are as follows (in thousands):

                           September 30,    December 31,     Amortization
                                1994           1993             Period

     Deferred lease costs    $   21           $   21          20 years
     Debt acquisition
       costs                  2,839            2,839           8 years
     Franchise acquisition
       costs                    820              820           Various
     Other                       13               16
                              3,693            3,696
     Less accumulated
      amortization            2,480            2,105
                             $1,213           $1,591
                              =====            =====

     Amortization of debt acquisition costs charged to expense was $270,000 in each of the nine months ended September 30, 1994 and 1993, respectively. Amortization of franchise acquisition costs charged to expense was $105,000 in each of the nine months ended September 30, 1994 and 1993, respectively. In 1994, other assets (consisting of required lease and utility deposits) were reduced by $3,000.

5.   DEBT:

     For the quarter ended September 30, 1994, no additional debt was incurred by Operating Partners. All Capital Improvements and Refur-bishments made during the third quarter were funded from the Reserve for Acquisition of Property and Equipment (the "Reserve").

     Long-term debt consists of the following:

                                 September 30, 1994   December 31, 1993

     Mortgage Notes, net of
       unamortized discount          $55,117,000        $55,087,000
     Priming Loan                     11,500,000         10,825,000
                                     $66,617,000        $65,912,000
                                      ==========         ==========

     Unamortized discount on the Mortgage Notes were $257,000 and $287,000 at September 30, 1994 and December 31, 1993, respectively.

6.   COMMITMENTS AND CONTINGENCIES:

     During the quarter ended June 30, 1993 the Mortgage Lenders (the "Mortgage Lenders") received 237,987 shares of New Common Stock in Prime Hospitality Corp. ("Prime Stock") as further recovery from the Prime Hospitality Corp. Settlement (the "Settlement"). These shares were subsequently sold in July, 1993 and the proceeds of $763,000 were recognized in July as lease settlement income and were utilized to reduce the principal balance of the Mortgage Notes as required under the Priming Loan.

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

     The third quarter of 1994 marked continued growth in revenues and occupancies for the Inns. These increases are attributable princi-pally to the stronger economy in general and the competitive condi-tion of the Inns. Due to the completion of the $13,000,000 Capital Improvement Plan (the "Capital Improvement Plan"), the Inns have been able to attract higher rated market segments, such as individu-al business, group business, and leisure travelers.

     The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, in-cluding those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, ad-verse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H. In addition, the con-tinuation in 1995 of the major league baseball strike could nega-tively impact some of the Inns. In October, 1994, Holiday Inn announced the general criteria for the various Holiday Inn franchise designations. Although the amounts can not be determined at this time, capital expenditures will be required by certain of the Inns to maintain their Holiday Inn franchise.



     Results of Operations

     Total revenues for the nine months ended September 30, increased from $33,048,000 in 1993 to $33,328,000 in 1994. Total revenues for the quarter ended September 30, decreased from $12,974,000 in 1993 to $12,689,000 in 1994. Direct operating revenues increased by $1,752,000 in the nine months ended September 30, 1994, and by $478,000 in the quarter ended September 1994, from the comparable periods in 1993. However, the Partnership recognized non-operating income from the proceeds of a bankruptcy claim relating to the 1990 termination of a net lease of the Inns in the amount of $1,472,000 in the nine months ended September 30, 1993 and $763,000 in the quarter ended September 30, 1993, while it did not have comparable non-operating income in the 1994 periods. The increases in direct operating revenues in the nine months and quarter ended September 30, 1994 are attributable to the increase in room revenue, which is due to the achievement of higher Average Daily Room Rates (ADR) at the Inns, and increased occupancies, in the quarter ended September 30, 1994. This is reflected in the following table, which compares room revenues, occupancy percentage levels and ADR, for the periods indicated:

                       Three Months Ended           Nine Months Ended
                          September 30,                September 30,
                        1994          1993         1994         1993

     Room Revenues  $10,386,000   $10,002,000  $26,860,000  $25,106,000
     Occupancy         72.7%          71.7%        63.4%        62.8%
     ADR              $61.10         $59.93       $60.15       $56.95


     The increase in ADR and occupancies at the Inns can be attributed to the improved condition of the Inns from the Capital Improvement Plan. The Inns' improved conditions have enabled them to attract market segments with higher ADR. In addition, the Inns have become less dependent upon the defense industry and have recovered business from the insurance, healthcare, and other government industry trav-el. Attracting these market segments with higher ADR has also been accomplished through effective marketing and sales promotions. In attracting the market segments with higher ADR, the Inns have had to remove some of their lower ADR market segments (such as airline crews and tour groups). This repositioning of market segment business had caused a decline in occupancies in the first quarter of 1994, which rebounded in the second and third quarters of 1994. In addition to the improved condition of the Inns, the increase in occupancies in the third quarter of 1994 is partly attributable to an increase in group business, which is a result of increased direct sales efforts, increases in reservations from the Holiday Inn-Holidex Central Reservation System, and leisure vacation travelers in the summer months of the third quarter. Due to the intense competition in the areas where the Inns are located, it will contin-ue to be difficult to significantly increase the occupancy levels of the Inns. Contributing to future competition are certain pending competitor changes, most significantly, conversions in franchise affiliation of competitor hotels to a Holiday Inn franchise. Howev-er, it is anticipated that the Inns can continue to improve their mix of market segments and thereby increase average daily rates and improve profit margins.


     Food and beverage revenues increased in the third quarter from $2,140,000 in 1993 to $2,211,000 in 1994, which is primarily a result of increased banquet sales, coupled with increased occupan-cies in the third quarter of 1994 over the same quarter of 1993. Overall, food and beverage revenues are down for the nine months ended September 30, from $6,216,000 in 1993 to $6,188,000 in 1994.
     The decrease is a result of the low occupancies in the first quarter of 1994 due to the harsh winter weather, which offset the increases in revenues in the second and third quarters of 1994.

     Direct operating expenses increased from $9,211,000 for the quarter ended September 30, 1993 to $9,663,000 in the corresponding quarter of 1994. Certain operating expenses vary with occupancies at the Inns. The increases in lodging expenses and certain "Other" direct operating expenses in the third quarter of 1994 compared to the corresponding quarter of 1993 are directly attributable to the increase in occupancy at the Inns during the period. The increase in revenues contribute to the increase in "Other" direct operating expenses that are based upon earned revenues, such as certain admin-istrative and general expenses, Inn management fees and franchise fees. Utility costs decreased from $853,000 for the quarter ended September 30, 1993 to $790,000 in the corresponding quarter of 1994. This decrease is attributable to the adoption of energy management techniques at the Inns and the favorable weather conditions during the quarter ended September 30, 1994.

     The net loss for nine months ended September 30, increased from $2,349,000 in 1993 to $3,146,000 in 1994. The net income for the quarter ended September 30, 1993 declined from $552,000 in 1993 to a net loss of $130,000 in 1994. However, if the non-operating income recognized by the Partnership in the nine months and quarter ended September 30, 1993 were excluded, the Partnership would have had net losses of $3,821,000 for the nine months ended September 30, 1993 and $211,000 for the quarter ended September 20, 1993 and the net losses for the nine months and quarter ended September 30 , 1994 would have declined by $685,000 and $81,000, respectively, from the comparable periods in 1993.

     Liquidity and Capital Resources


     The following table represents the changes in cash and cash equiva-lents for the nine months ended September 30, 1994:

     Net cash provided by operating activities        $ 1,412
     Net cash used in investing activities             (1,942)
     Net cash provided by financing activities            675
     Net decrease in cash and cash equivalents        $   145
                                                        =====

     Indicative of the seasonal nature of the business where the Inns are located, operating revenues increased during the nine months ended September 30, 1994, providing for improved operating margins, which resulted in a positive cash flow from operations for the nine months ended September 30, 1994.

     Net cash used in investing activities for the nine months ended September 30, 1994 included $2,073,000 in additions to property and equipment. Other cash used in investing activities includes re-stricted deposits into the Tax Escrow Account and the Reserve for Acquisition of Property and Equipment (the "Reserve"). Funding to the Reserve is 4% of revenues, as required under the Priming Loan. For the nine months ended September 30, 1994, withdrawals from the Reserve to pay for capital expenditures exceeded the funding to the reserve by $113,000. Required funding to the interest and tax reserves was reduced during the nine months ended September 30, 1994, resulting in a decrease of $18,000 for the period.

     Cash provided by financing activities was $675,000 for the nine months ended September 30, 1994, representing borrowings under the Priming Loan for capital improvements and refurbishments to complete the Capital Improvement Plan.


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


                          PRIME MOTOR INNS LIMITED PARTNERSHIP
                                       (REGISTRANT)
                           BY:Prime-American Realty Corp.
                              General Partner



Date: November 10, 1994    By: /s/   S. Leonard Okin
                               S. Leonard Okin
                               Vice President