Form 10-K
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1995-03-31
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1994.
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from ................ to ...............

Commission File No. 1-9311

PRIME MOTOR INNS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization) Delaware (I.R.S. Employer Identification No.) 22-2754689

C/O WHI, 4243 Hunt Road
Cincinnati, Ohio 45242
(Registrant's Mailing Address)

Registrant's telephone number, including area code: (513) 891-2920

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class			             						Name of Exchange on which registered
Units of Limited Partnership Interest				New York Stock Exchange
Evidenced by Depository Receipts

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 15, 1995 there were 4,000,000 of registrant's units of limited partnership interest outstanding. The aggregate market value of such units held by non-affiliates on that date based on the reported closing price on The New York Stock Exchange, Inc. on that date, was approximately $ 2,750,000.

The Exhibit Index is located on page 22.

Page 1 of 44


PART I

Item 1.  Business

Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners") were formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership and Operating Partners are referred to collectively as the "Partnerships". Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds as its principal asset a 1% partnership interest in each of the Partnerships.

In December 1986, the Partnership consummated an initial public offering (the "Offering") of 4,000,000 units of limited partnership interest (the "Units") in the Partnership, and used the funds received to acquire the 99% limited partnership interest in Operating Partners. Operating Partners commenced operations in December 1986 when it used the Offering proceeds and issued mortgage notes (the "Mortgage Notes") in the principal amount of $61,470,000 to purchase 16 full service motor hotels (the "Inns") from subsidiaries of Prime. The business of the Partnerships is to operate and maintain the Inns, which are presently franchised as part of the "Holiday Inn" system.

Until November 30, 1990, the Inns were leased to AMI Management Corp. ("AMI Management"), a subsidiary of Prime, pursuant to a net lease between AMI Management and Operating Partners (the "Lease") for a term expiring December 31, 1991. Under the terms of the Lease, AMI Management was required to make rental payments without offset or deduction; to pay all other costs associated with the use and occupancy of the Inns, including rent under any ground lease, maintenance, property taxes and insurance; to maintain the Inns; and to operate the Inns as part of the "Holiday Inn" system. Pursuant to a guaranty (the "Guaranty"), Prime guaranteed certain of AMI Management's obligations under the Lease.

On September 18, 1990, Prime announced that it and certain of its subsidiaries, including AMI Management, had filed for reorganization (the "Prime Bankruptcy") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (the "Florida Bankruptcy Court"). Concurrently with or shortly after the Prime Bankruptcy, those officers and directors of the General Partner who were also officers, directors and/or employees of Prime or its affiliates resigned from their positions with the General Partner. The two remaining directors and officers of the General Partner, who are responsible for management and supervision of the Partnerships, were not officers or employees of Prime. Further, the current directors of the General Partner are not officers or employees of Prime.

On October 3, 1990, the Partnership publicly announced that it had decided to omit a quarterly distribution for its fiscal quarter ended September 30, 1990. It was anticipated that, since occupancies at the Inns and cash flow from the Inns are subject to seasonal fluctuations and, during the period from Thanksgiving through the beginning of the following April, operating expenses, debt service, ground rent and taxes at times exceed cash flow from the Inns, if AMI Management rejected the Lease and Prime rejected the Guaranty as part of the Prime Bankruptcy, the Partnerships would need a cash reserve for debt service, operating expenses, ground rent, taxes and administrative expenses.

AMI Management defaulted in the payment of Base Rent due November 1, 1990 under the Lease in the amount of $1,311,250. On November 7, 1990, the Partnership gave notice of default to, and demanded payment from, AMI Management and Prime. Also on November 7, 1990, AMI Management and Prime filed a motion to reject the Lease and Guaranty and, by order of the Bankruptcy Court dated December 7, 1990, the Florida Bankruptcy Court approved such rejection effective as of November 30, 1990. In connection with the rejection of the Lease, Operating Partners and the Partnership filed a joint motion and stipulation in the Florida Bankruptcy Court with AMI Management and Prime for an order approving certain arrangements (the "Transition Agreement"), regarding the rejection of the Lease and Operating Partners' takeover of the Inns. The Florida Bankruptcy Court approved such motion on January 8, 1991.

After interviewing a number of potential management companies, the Partnerships, in consultation with their financial and legal advisors, retained Winegardner & Hammons, Inc. ("W&H"), a prominent hotel management corporation having operational experience with "Holiday Inn" franchises, to operate the Inns pursuant to a management agreement among Operating Partners, W&H and Sixteen Hotels, Inc., a corporation principally owned by a stock-holder of W&H, commencing on December 1, 1990, and having an initial term ending on January
3, 1992 (the "Initial W&H Management Agreement"). Pursuant to the Initial W&H Management Agreement, Operating Partners received all revenues from the operations of the Inns and was responsible for all expenses including W&H's Management Fee.

On December 1, 1990, Operating Partners through W&H took control of the Inns and commenced operation of the Inns for its own account. Operating Partners arranged the right to continue the operation of the Inns as part of the "Holiday Inn" system on an interim basis and the interim holding of the liquor licenses for the Inns. Pursuant to the Transition Agreement, Operating Partners took over certain assets and liabilities of AMI Management and arranged to use certain other assets of AMI Management on a short-term basis.

In the opinion of the Board of the General Partner, occupancies and cash flows at the Inns during 1991 and 1990 were adversely affected by, among other things, the increase in international tensions in the Middle East and the intensification of the economic recession that began in 1990, and the resulting slowdown in travel, and AMI Management's operation of the Inns, primarily in the period immediately prior to and during its bankruptcy. Accordingly, the Board believed that the Inns would require substantial capital improvements and refurbishments, in addition to ongoing repairs and maintenance, to remain competitive in their respective markets and to maintain their affiliation with the "Holiday Inn" system.

Operating Partners was in default (technical default in 1990) under its mortgage loan agreement as of and prior to December 1, 1990 as a result of, among other things, the bankruptcy filing by Prime and AMI Management and, accordingly, the outstanding balance of the Mortgage Notes was classified as a current liability as of December 31, 1991 and 1990. To conserve cash to provide funds to maintain and improve the Inns and pay suppliers, Operating Partners suspended the monthly payments of the principal and interest on the Mortgage Notes beginning with the payments due on February 28, 1991, and the holders of the Mortgage Notes (the "Mortgage Lenders"), had the right from March 5, 1991 to declare the Mortgage Notes to be immediately due and payable. On March 28, 1991, the Partnerships received a notice of acceleration and demand for payment of the entire outstanding balance of the Mortgage Notes.

In March, 1991, Operating Partners submitted to the Mortgage Lenders a proposal for the restructuring of the Mortgage Notes and, after various questions from the Mortgage Lenders, submitted a revised proposal in April, 1991. Those proposals were rejected by the Mortgage Lenders.

Sixteen potential investors were invited to submit proposals for the purchase of subordinated debt or equity of the Partnership or Operating Partners. Ten proposals for some form of transaction with the Partnership or Operating Partners were received, each proposal contemplated some restructuring of the Mortgage Notes. Both the Partnership and Operating Partners, as owner of the Inns and issuer of the securities, and the Mortgage Lenders, who were being asked to restructure the Mortgage Notes, engaged in extended discussions and analysis, concerning those proposals. The Partnerships determined that the proposals were inadequate and contingent and the Mortgage Lenders determined that the proposed restructuring terms were unacceptable.

In September, 1991, at a meeting of the Partnerships, their advisors, W&H and the Mortgage Lenders and their advisors, the Mortgage Lenders advised the Partnerships that the Mortgage Lenders did not believe that a direct or indirect equity infusion in Operating Partners could be arranged on terms that were acceptable to the Mortgage Lenders and were economically viable; that the Mortgage Lenders were prepared, subject to the satisfaction of certain conditions, to work with Operating Partners to try to arrange additional debt financing for capital improvements and to fund operating needs; and that such restructuring, if arranged, would be effected through a "prepackaged" bankruptcy. The Partnerships agreed with the Mortgage Lenders' analysis of the prospects for additional equity financing and undertook to work with the Mortgage Lenders to try to negotiate additional financing and restructure the Mortgage Notes, on acceptable terms.

Subsequent to that meeting, Operating Partners and its advisors engaged in extended discussions with representatives of the Mortgage Lenders and their advisors regarding the conditions to the terms of the restructuring of the Mortgage Notes and the provision of financing for the refurbishing and upgrading of the Inns and to fund operating shortfalls. Such discussions addressed not only the terms of any such transaction, but the business prospects of Operating Partners on the viability of any restructuring and financing. In the course of those discussions, Operating Partners developed a general budget and schedule for refurbishments and improvements to the Inns to correct deficiencies at the Inns, satisfy "Holiday Inn" quality standards, perform all required maintenance and repairs, improve the competitive position of the Inns and substantially upgrade the Baltimore Inner Harbor Inn.

After detailed and extended negotiations among Operating Partners and its advisors and representatives of the Mortgage Lenders and their advisors, the parties agreed upon the terms of a priming loan and the restructuring of the Mortgage Notes. Three of the Mortgage Lenders (the "Priming Lenders") agreed to provide loans (the "Priming Loan") of up to an aggregate of $14 million to finance the refurbishments and upgrading of the Inns and to fund operating deficiencies, and the Mortgage Lenders agreed to restructure the Mortgage Notes, as part of a "prepackaged reorganization of Operating Partners.

On February 24, 1992, Operating Partners issued a Pre-Petition Solicitation of Ballots with respect to the Financial Restructuring of AMI Operating Partners, L.P. to the Mortgage Lenders, and on February 28, 1992, was advised that the Mortgage Lenders had consented to the plan of reorganization. On February 28, 1992, Operating Partners filed with the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") a Voluntary Petition for Relief under Chapter 11 of the United States Bankruptcy Code, and sought confirmation by the New York Bankruptcy Court of the prepackaged plan of reorganization consented to by the Mortgage Lenders (the "Plan"). From February 28, 1992 through May 28, 1992, Operating Partners managed its properties and its operations as a Chapter 11 debtor-in-possession pursuant to the Bankruptcy Code.

To continue to operate the Inns as part of the "Holiday Inn" system, beginning in July, 1991, Operating partners paid fees to acquire franchise agreements to replace those that had been held by AMI Management. Holiday Inns Inc. and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HII") issued a new ten-year franchise agreement for Baltimore Inner Harbor Inn, and extended to June 30, 1997 the term of the franchise agreements that previously expired prior to June 30, 1997. Continuation of the franchise agreements requires continued compliance with Holiday Inn quality standards.

Operating Partners and W&H entered into a new management agreement (the "W&H Management Agreement") pursuant to which W&H manages the Inns from January 4, 1992 through 1996, renewable for two two-year renewal terms. Under the W&H Management Agreement, W&H was paid for 1992, 1993 and 1994, and will be paid during the remainder of the agreement an annual base management fee of 2.25%
of the gross revenues of the Inns (plus an additional fee of $100,000 in 1992 only) and an incentive management fee based on defined income in excess of defined amounts. W&H is also reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including salaries, accounting, legal, computer services, royalties, marketing, advertising, public relations and reservation services, subject to certain limitations.

As part of the Plan, the Priming Lenders agreed to provide Operating Partners $14,000,000 of post-petition financing, which holds a security interest, lien and mortgage senior to all outstanding liens. The interest rate on the Priming Loan is 11% per annum.

On May 28, 1992, the New York Bankruptcy Court confirmed the Plan, which became effective as of June 12, 1992 (the "Effective Date"). Upon confirmation of the Plan the maturity date of the Priming Loan was extended to December 31, 1999. Borrowings under the Priming Loan may be used to finance capital improvements or to fund operating cash requirements. The portion available for capital improve-ments (defined as the Tranche A Loan), which may be used up to the full $14,000,000 available, provides for a prepayment premium of 2%. The portion available for operating cash requirements (defined as the Tranche B Loan), cannot exceed $2,500,000 and is limited to the amount remaining after borrow-ings for capital improvements. Borrowings under the Tranche B Loan are pursuant to a revolving facility, such that amounts repaid can be re-borrowed up to the limits of availability. These revolving credit borrowings are subject to the mandatory repayment provisions described below. Although there were outstanding balances under the Tranche B Loan during 1993 and 1994, there were no outstanding borrowings under the Tranche B Loan at December 31, 1993 and 1994. Advances under the Priming Loan are subject to the satisfaction of various conditions. During the term of the Priming Loan, Operating Partners must apply to repayment of the Priming Loan all revenues in excess of operating and administrative expenses, debt service, a reserve for capital replacements (the "FF&E Reserve", which amounted to 1 1/2% of gross revenues in 1993 and 4% of gross revenues in 1994, and will amount to 5% of gross revenues in 1995 and thereafter), income taxes (if the Partnerships are taxable as corporations) and amounts necessary to enable Operating Partners to maintain a working capital reserve of $2 million. In the event of a default under the Priming Loan, the agent for the Priming Lenders may, in addition to any other remedies; cure any defaults of Operating Partners; and/or declare the entire outstanding balance of the Priming Loan to be due and payable. Defaults under the Priming Loan include, among others, (a) default for five days in the payment of principal or interest, (b) default for five days after notice of any other amounts due under the Priming Loan documents, (c) failure to corrent any non-conforming work under the capital improvement program, (d) inability to complete the revised capital improvement program, within the revised construction budget or on the construction schedule, (e) cessation of construction work for more than 15 days beyond any period contemplated by the construction schedule, and (f) acquisition by any person, without the consent of 75% in interest of the Priming Lenders, of 50% or more of the Units, or the sale, without the consent of 75% in interest of the Priming Lenders, of the Partnerships interest in Operating Partners or of 50% or more of the stock of the General Partner.

Further, upon confirmation of the Plan, the Mortgage Lenders entered into a Restated Loan Agreement (the "Restated Loan Agreement") under which $3,467,000 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bears interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest at the rate of 7% per annum in 1992 and 1993 and 8% in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bears interest at a rate of 10% per annum after 1994; and the maturity of the Mortgage Notes (including the Deferred Amount) was extended to December 31, 1999. In addition, upon any sale of any of the Inns and/or upon the maturity (by acceleration, at the stated maturity date or otherwise), a portion of any appreciation in the Inns held by the Partnerships is payable as additional interest on the restructured Mortgage Notes. During the term of the restructured Mortgage Notes operating revenues in excess of the $2 million of working capital that Operating Partners in permitted to retain and the required payments (as described in the Priming Loan) must be applied to the repayment of the Mortgage Notes after the Priming Loan has been repaid. The Mortgage Notes can be repaid at any time without penalty.

In addition, in consideration of the agreement of the Mortgage Lenders to the restructuring of the Mortgage Notes, Operating Partners and the Partnership deposited the deeds to the Inns and assignments of other assets of Operating Partners in escrow. Under the terms of the escrow agreement those deeds and assignments will be released from escrow to a designee of the Mortgage Lenders if certain defaults occur and continue not cured for 90 days. Such defaults include, among others,(a) non-payment when due, of any principal, interest or other charges under the Priming Loan or the Mortgage Notes, (b) failure to pay rent on any ground leases, (c) failure to pay taxes on the Inns, (d) failure to pay or provide for premiums for insurance required under the Priming Loan or the Mortgage Notes or the mortgages securing them, (e) failure to pay operating expenses for the Inns (subject to certain rights to contest amounts claimed to be due), (f) failure to substantially complete the capital improvement program by December 31, 1993, and (g) the willful failure to commence, pursue or complete the capital improvement program in accordance with the revised construction budget and construction schedules therefore. In the escrow agreement, Operating Partners has agreed not to interpose any defense or objection to, or bring any lawsuit opposing the Mortgage Lenders' exercise of their rights under the escrow agreement, or, if Operating Partners files another bankruptcy case, contest the lifting of any stay to permit the Mortgage Lenders to exercise such rights.

During 1992, Operating Partners violated certain covenants included in both the Priming Loan and Restated Loan Agreements. During the first quarter of 1993, the Mortgage Lenders and Priming Lenders (collectively the "Lenders") consented to amendments to the Priming Loan and Restated Lan Agreement, to provide for, among other things, (1) revised capital and operating budgets, (2) revised administrative expense budgets, and (3) elimination of operating cash flow requirements.

During 1993, Operating Partners violated, with prior knowledge of the Lenders, certain covenants included in both the Priming Loan and Restated Loan Agreements. During the first quarter of 1994, the Lenders consented to amend-ments to the Priming Loan and Restated Loan Agreement, to provide for, among other things, a revised capital improvement program (the "Revised Capital Improvement Program") and operating budgets, including an extension of time to July 1, 1994, to complete the Revised Capital Improvement Program.

The capital improvment program provided for in the Priming Loan, encompassed improvements and refurbishments with an aggregate cost of approximately $16,000,000, which were expected to be completed by December 31, 1993. However, during 1992, it became clear that cash provided by operations was not sufficient to fund the full portion of the cost not funded from the Tranche A Loan. In addition, Operating Partners determined that in light of market conditions, certain of the capital improvements should not be made. Under the Revised Capital Improvement Program, the Lenders approved capital improvements and refurbishments totaling $13,000,872, of which approximately $12,095,000 was completed as of December 31, 1993. The entire $13,000,872 Revised Capital Improvement Program was completed by July 1, 1994. The Revised Capital Improvement Program was funded by $11,500,000 of the Tranche A Loan and $1,500,000 from the FF&E Reserve.

During the first quarter of 1995, the Lenders agreed to the 1995 operating, capital and administrative expense budgets for the Partnerships, confirmed satisfactory and timely completion of the Revised Capital Improvement Program and acknowledged that the requirements of the Priming Loan with respect to the capital improvement program had been completed. Operating Partners is in compliance with all covenants and requirements of the Priming Loan and the Restated Loan Agreements at December 31, 1994.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H. Certain of the Inns could also be negatively impacted by the continuation in 1995 of the major league baseball strike

In September 1994, HII announced a new Core Modernization Program (the "Core Modernization Program"). HII has informed the Partnership that it is temporarily exempt from the current category of hotels included in the program due to the completion by Operating Partners of the Revised Capital Improvement Program. HII has further informed Operating Partners that the Inns may be reviewed for the Core Modernization Program at the beginning of 1996 or thereafter. The Core Modernization Program may require certain of the Inns to incur capital expenditures, currently indeterminable, to retain their respect-ive Holiday Inn franchises.

The Partnerships believe that their ability to pay operating expenses, debt service (both the Mortgage Loan and Priming Loan), and to create required reserves depends on the ability of the Partnerships to increase future cash flows from operations. The Partnership has not declared or paid any distributions to Unitholders of the Partnership since the third quarter of 1990 and no distributions are expected to be declared until cash flows are sufficient to pay operating and capital requirements, including debt service. In addition, the Partnership cannot make any distributions to Unitholders until the Priming Loan is repaid, Mortgage Note payments are maintained and proper reserves are funded as required.

The Transfer Agent for the Partnership is First Chicago Trust Company of New York. Their address is P.O. Box 2500, Jersey City, New Jersey 07303-2500.

Certain administrative functions are performed for the Partnership by W&H. Therefore, the mailing address of the Partnership is c/o WHI, 4243 Hunt Road, Cincinnati, Ohio 45242 (Telephone: (513) 891-2920). The operation of the Inns is supervised from W&H's regional office at 301 West Lombard Street, Baltimore, Maryland 21201.

Competition

The hotel industry is highly competitive and competition at each Inn location is intense. The number of available hotel rooms in certain markets has increased in recent years and in many areas has reached levels in excess of peak demand.

Each of the Inns experiences significant competition from other hotels, some of which are affiliated with national or regional chains (including the "Holiday Inn" system). The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the hotels, accesss, location, service, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

The demand for lodging accomodations varies seasonally and from one part of the week to another, and is dependent upon general and local economic conditions. In addition, the demand for accomodations at a particular Inn may be adversely affected by government cutbacks, changes in travel patterns caused by the relocation of highways or airports, the construction of additional highways, strikes, weather conditions, and the availability and price of gasoline and energy or other factors.

Employees

Approximately 950 persons are employed in the operation of the Inns (not including W&H employees engaged in managment and supervision). Operating Partners believes its relationships with its employees are satisfactory.

ITEM 2. PROPERTIES

The Inns, each of which is franchised as a "Holiday Inn", are located in Maryland, Pennsylvania and Connecticut. The franchises with HII expire on various dates as summarized below. The HII Core Modernization Program may require certain of the Inns to incur capital expenditures, currently indeterminable, to retain their respective Holiday Inn franchise.

Each of the Inns is located near an interstate highway or major traffic artery, or in a city's business district, providing both visibility and accessibility to travelers. All of the Inns contain meeting rooms with sound equipment and banquet facilities. Each of the Inns has on-site parking and a swimming pool. Also, each of the Inns contains a full service restaurant and lounge which offer food and beverages throughout the day.

The following table presents certain information concerning the Inns:

														                 Year       Number      Franchise         Status of Ownership
		Location										           Opened     of Rooms    Expiration Date   by Operating Partners

		Maryland
		Baltimore-Inner Harbor							  1964        374      Dec. 31, 2005     Land and building lease
		Baltimore-Washington
    International Airport        1973 (1)    259      Jun. 30, 1997     Land and building lease
  Frederick                      1963 (2)    157      Jun. 30, 1997     Fee
  Baltimore-Cromwell Bridge Rd.  1972        139      Dec. 31, 1997     Fee
  Baltimore-Moravia Road         1974        139      Dec. 31, 1997     Fee
  Baltimore-Belmont Blvd.        1973        135      Dec. 31, 2001     Fee
  Baltimore-Glen Burnie No.      1973        128      Dec. 31, 1999     Land Lease
  Baltimore-Pikesville           1963        108      Jun. 30, 1997     Fee
  Baltimore-Glen Burnie So.      1965        100      Jun. 30, 1997     Fee

  Pennsylvania
  Lancaster-Route 30
  Lancaster-Route 501
  York-Market Street           		1964      		120     	Jun. 30, 1997     Land Lease
  York-Arsenal Road            		1970      		100     	Dec. 31, 1998     Fee
  Hazleton                    			1969      		107     	Jun. 30, 1997	    Fee

  Connecticut
  New Haven                   			1965      		160     	Jun. 30, 1997	    Fee
  East Hartford               			1974      		130     	Jun. 30, 1997     Land and building lease

  Total										                          2,505


(1)  96 room addition completed in 1985
(2)  63 room addition completed in 1985

The terms of the leases (including options exercised) expire at various dates ranging from 2000 through 2024. Some of the leases contain purchase options to acquire title, with options to extend the leases for terms varying from fifteen to forty years. The leases generally require Operating Partners to pay the cost of repairs, insurance, and real estate taxes.

Each of the properties is subject to mortgage liens securing the Priming Loan and the Mortgage Notes. Each Mortgage Note is cross-collateralized and secured by all of the Inns. In addition, the land and building under lease in the Baltimore Washington International Airport Inn is subject to an additional mortgage held by the Ground Lessor.

The Priming Loan funded the needed capital improvements and capital expenditures in order to render the condition of the Inns suitable and adequate for Operating Partners' business, correct deficiencies at the Inns, satisfy HII quality standards, perform required maintenance and repairs, restore and retain the competitive position of the Inns and substantially upgrade the Baltimore Inner Harbor Inn, which was primarily funded from the Tranche A portion of the Priming Loan.

The following table summarizes the Revised Capital Improvement Program which was completed in 1994.

														                    	Revised Capital
		Location										              	Improvement Program
		Maryland

		Baltimore-Inner Harbor							       	$6,799,975
		Baltimore-Washington
     			International Airport								   1,393,397
		Frederick												                   311,499
		Baltimore-Cromwell Bridge Rd.						     253,121
		Baltimore-Moravia Road								          168,844
		Baltimore-Belmont Blvd.								         221,588
		Baltimore-Glen Burnie North							      349,625
		Baltimore-Pikesville									           244,073
		Baltimore-Glen-Burnie South							      368,258

		Pennsylvania
		Lancaster-Route 30									             607,824
		Lancaster-Route 501									            203,537
		York-Market Street									             123,345
		York-Arsenal Road									              250,384
		Hazleton												                    204,989

		Connecticut
		New Haven					               						     747,588
		East Hartford											                547,014
															                       	12,795,061
		Other capital improvements
    			 and refurbishment costs					      205,811

		Total                											    $13,000,872


In addition to the completion of the Revised Capital Improvement Program, the Inns made other capital improvements during 1994, which were funded from the FF&E Reserve.

Item 3.  Legal Proceedings

The Partnership and Operating Partners asserted claims against Prime and AMI Management in the Prime Bankruptcy with respect to defaults under the Lease and the Guaranty, the operation and maintenance of the Inns prior to and following the commencement of the Prime Bankruptcy, and the rejection of the Lease and the Guaranty. However, disputes existed between the parties as to, among other things, the values of certain assets and liabilities. Operating Partners entered into an agreement (the "Omnibus Agreement") under which, among other things, Operating Partners assigned to the holders of the Mortgage Notes its claims (including claims in connection with such disputes) against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the Inns). In July, 1992 the Prime Settlement was agreed to, whereby the servicing agent for the Mortgage Lenders, Prime and AMI Management reached a settlement of claims, which was approved by the Florida Bankruptcy Court. Under the Prime Settlement various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; Operating Partners did not make any payments to or for the benefit of any other party; and Prime, AMI Management and Operating Partners exchanged mutual releases.

In 1992, as a result of the Prime Settlement, the following proceeds were received by the Partnerships: cash of $124,000; 1,646,208 shares of new Common Stock in Prime ("Prime Stock") which was valued in accordance with the Omnibus Agreement at $1.85 per share, for a total value of $3,045,000; Senior Secured Notes of Prime ("Senior Notes"), with an original par value of $291,000 and bearing interest at 8.2% per annum, representing principal. Accordingly, total proceeds of $3,375,000 (net of $85,000 previously accrued) was recognized as lease settlement proceeds in 1992. Pursuant to the Omnibus Agreement, $3,419,000 of the total proceeds including the Prime Stock had been distributed to the Mortgage Lenders, who applied the proceeds to reduce the outstanding principal balance of the Mortgage Notes. The remaining $41,000 was used to fund capital improvements. The Settlement also included Junior Secured Notes of Prime ("Junior Notes"), with an original par value of $639,000 bearing interest at 9.2% per annum, and additional Senior Notes (Junior Notes and Senior Notes known collectively as the "Notes") with an original par value of $196,000.

In the first quarter of 1993, semi-annual interest on the Notes, plus a prepayment of principal on the Senior Notes were received, and the remaining Notes were sold by the Mortgage Lenders. As a result of these transactions, in the first quarter of 1993, $709,000 was recognized as lease settlement proceeds. The Mortgage Lenders, in accordance with the Omnibus Agreement, determined that $703,000 of such proceeds be utilized to reduce the outstanding principal balance of the Mortgage Notes and the remaining $6,000 utilized to fund the capital improvements. In May 1993, the Mortgage Lenders received 237,987 additional shares of Prime Stock which were sold and or valued in accordance with the Omnibus Agreement in July, 1993. The total proceeds of $763,000 were utilized to reduce the Mortgage Notes and was recognized as lease settlement proceeds. Additionally, in November 1993, the Mortgage Lenders received 603,143 shares of Prime Stock. These shares were sold and or valued in accordance with the Omnibus Agreement in November and December of 1993, with total proceeds of $2,917,000 reducing the Mortgage Notes and recognized as lease settlement proceeds by the Partnerships.

In November, 1994, the Mortgage Lenders received 127,924 shares of Prime Stock as further recovery from the Prime Settlement. These shares were subsequently sold and/or valued by the Mortgage Lenders in February, 1995, in accordance with the Omnibus Agreement. At the time the principal reduction of the Mortgage Notes occurs, the Partnerships will recognize lease settlement proceeds.


No further recovery from the Prime Settlement is expected by the Mortgage Lenders or the Partnerships. Should any further recovery be received by the Mortgage Lenders, the proceeds would be utilized to reduce the principal balance of the Mortgage Notes, upon valuation in accordance with the Omnibus Agreement. At the time the principal reduction of the Mortgage Notes occurs, the Partnerships will recognize lease settlement proceeds.

In the ordinary course of business, the Partnership and Operating Partners are named as defendants in lawsuits relating to the operation of the Inns, principally involving claims for injury alleged to have been sustained in or near the Inns or for damages alleged to have been incurred in business dealings with Operating Partners or others in connection with the Inns. Such claims are generally covered by insurance and have not, individually or in the aggregate been material.

Item 4. Submission of Matters to a Vote of Unitholders

No matters were submitted during 1994 to a vote of the Unitholders of the Partership.

PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

(a) The Units have been traded on the New York Stock Exchange since December 17, 1986. The following table sets forth the high and low sale price for the Partnership's Units for the calendar quarters indicated, as reported by the New York Stock Exchange:

  Year       Fiscal Period       High       Low

  1994       First Quarter      1 3/4       1/2
           	 Second Quarter     1 1/2       5/8
             Third Quarter      1 3/8       3/4
            	Fourth Quarter		     3/4	     	3/8

		1993      	First Quarter			     5/8	     	1/4
			         	Second Quarter	   	1  --      	5/8
           		Third Quarter    	   5/8 	     3/4
           		Fourth Quarter		     5/8	     	3/8

 	1992      	First Quarter			     5/8      	1/4
		         		Second Quarter	  	   5/8     		1/4
			         	Third Quarter		  	   7/8     		1/4
			         	Fourth Quarter		     1/2	     	1/4

(b) On February 28, 1994, there were 711 holders of record of the Partnership's Units.


(c) No dividends have been declared or distributed since 1990. Subsequent to the termination of the Lease, which was effective on December 1, 1990, the Partnership's cash flow is entirely dependent on revenues from operations of the Inns and the net cash flow has been insufficient to maintain quarterly distributions. In addition, the Partnership cannot make any distributions to Unitholders until the Priming Loan is repaid, Mortgage Note payments are maintained and proper reserves are funded as required.


Item 6.  Selected Financial Data

						  	                         1994 (a)		     1993 (a)		     1992 (a)		     1991(a)		    1990(a)
						 				                                  (in thousands, except per Unit amounts)

Operating Data:
Total Revenues			              	$43,471(b)	  	 $45,590(b)	    $43,422(b)    $41,417(b)	   $17,539
Net income (loss) 		      	     ( 4,673)		  	  ( 1,215)		     ( 2,911)	   	 (61,806)(c)		    	855
Net income (loss) allocable
   to limited partners 		 	     ( 4,626)    	  ( 1,203)		     ( 2,882)	   	 (61,188)(c)		    	843
Per unit income (loss)
 allocable to limited partners $(  1.16) 	   	$(  0.30)    	 $(   .72) 	  	 $(15.30)	     $   .21

Balance Sheet Data:
Total Assets				               $ 60,673			    $ 64,009   			 $ 66,645	     	$61,723 		   $119,174
Long-term debt, net of
    current maturities			        66,627			      65,912		       67,108		      59,354(d)	    59,420(d)
Partners' capital (deficit)	    (13,453) 			   ( 8,780)		     ( 7,565)		    ( 4,654)		     57,152
Distribution per unit		        $    ---(e)  		$    ---(e)		  $    ---(e) 		$    ---(e) 	 $   1.04


(a) As a result of the fact that W&H's system of accounting for all properties under its management operates on the basis of a calendar year deemed closed by bookkeeping purposes on that Friday which is most proximate to December 31 of any given year, the fiscal year of Operating Partners for 1994 ended December 30, 1994, for 1993 ended on December 31, 1993, for 1992 ended on January 1, 1993, for 1991 ended on January 3, 1992, and for 1990 ended on December 28, 1990.

(b) Includes $341,000, $304,000, $360,000 and $300,000 for the  years ended
December 31, 1994, 1993, 1992 and 1991, respectively, of other income (principally interest income). In addition, it includes $4,389,000 and $3,375,000 for the years ended December 31, 1993 and 1992, respectively, of non-recurring revenue from the Prime Settlement.

(c) The carrying value of the Inns and related intangible assets were written down through a charge to expense in 1991 in the amount of $51,292,000, consisting of $46,354,000 of property and equipment and $4,938,000 of favorable contracts.

(d) As a result of the payment default on the Mortgage Notes, the outstanding indebtedness of Operating Partners thereunder, $59,354,000 at December 31, 1991, and $59,420,000 at December 31, 1990, were classified as a current liability.

(e) No distributions were made in 1994, 1993, 1992 or 1991 (See Item 1).


The Inns' room statistics are as follows:

                     	1994					           	1993					           	1992
                Average         			 	Average				         	Average
	               Room    	Occupancy	 	Room		   Occupancy	 	Room	   	Occupancy
	               Rate   		Percentage 	Rate	   	Percentage  Rate	   	Percentage

	1st Quarter	  	$56.33			48.0%      	$51.77  	50.5%       $52.20  	52.8%
	2nd Quarter  		$61.79			69.4%      	$57.69 		66.3%      	$57.43 		64.0%
	3rd Quarter  		$61.10			72.7%      	$59.93 		71.7%      	$56.59 		70.9%
	4th Quarter	  	$58.72			57.5%      	$56.76 		55.6%      	$54.16 		54.7%
	Full Year	    	$59.82			61.9%      	$56.91 		61.0%      	$55.31			60.6%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership derives its income from its 99% interest in Operating Partners, whose income is generated from the operations of the Inns. Operating Partners receives all lodging and other revenues from, and is responsible for the payment of all expenses directly attributable to, the operation of the Inns. Set forth below is information as to lodging and food and beverage revenues and expenses generated from the operations of the Inns:

                                 1994	        1993         1992
												                             (in thousands)

Operating revenues:
 	Lodging				                	$34,866	    	$32,563	    	$31,368
 	Food & beverage 	       		    8,264	  	    8,334		      8,319
 	Totals	               					  43,130	   	  40,897		     39,687

Direct operating expenses:
		Lodging				              	    7,972	  	    7,294        7,204
		Food & beverage			            7,509	  	    7,514	 	     7,380
		Utilities					                2,875		      2,978		      2,942
 	Repairs & maintenance    	    3,379	  	    3,016 		     2,998
 	Rent                						    1,301		      1,315		      1,220
 	Insurance                						 670      			 595	     		  535
 	Property taxes        				    1,300		      1,385		      1,665
		Marketing					                3,244	  	    3,228		      3,055
		Other						                   7,593		      7,013		      6,906
		Totals						                 35,843		     34,338		     33,905

Operating revenues in
 	excess of direct
 	operating expenses      	 	$  7,287   		$  6,559	  	 $  5,782


In 1992, as part of its Plan, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and finance operating deficiencies. The Partnerships believed that the Inns were not able in their condition and the state of the economy, to generate the revenues necessary to pay all operating expenses and also pay debt service and make the improvements and repairs necessary to satisfy the requirements for inclusion in the "Holiday Inn" system or in any of the first class national franchise systems.

Operating Partners believes that the improved condition of the Inns coupled with proper management has enabled the Partnerships to maintain and improve occupancies at the Inns, while continuing to significantly increase average daily room rates (ADR). Operating revenues have, therefore, increased to improve the cash flows to cover operating expenses, pay debt service (including the Tranche A Loan), make necessary and required repairs and maintenance and repay the Tranche B Loan. The Inns have also been assisted by the growing economy and the resumption of travel by certain industries that reduced or suspended travel into the markets where the Inns are located, such as the insurance, healthcare and government industries. The ability of the Partnerships to pay operating expenses, increased debt service (the interest rate on the Mortgage Notes increases from 8% in 1994 to 10% in 1995 and thereafter) and create required reserves depends upon the ability of the Partnerships to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns.

The Partnership's investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, changes in interest rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

For the year ended December 31, 1994, total revenues (excluding non-recurring income from the Prime Settlement) increased to $43,471,000 in 1994 from $41,201,000 in 1993 and $40,047,000 in 1992. Total non-recurring income from the Prime Settlement was $4,389,000 in 1993 and $3,375,000 in 1992. The Partnerships' loss from operations increased to $4,673,000 for the year ended December 31, 1994, as compared to $1,215,000 and $2,911,000 of losses reported in 1993 and 1992, respectively, including the Prime Settlement proceeds. Excluding the Prime Settlement proceeds received in 1993 and 1992, the loss from operations in 1994 declined to $4,673,000 from $5,604,000 in 1993 and $6,286,000 in 1992. Included in the Partnership's loss from operations in 1992 are legal and professional fees of $956,000 incurred in connection with the Plan. These costs were related to the New York Bankruptcy Court filing and subequent proceedings and the restructuring of the debt, which were intended to enable Operating Partners to borrow the capital required for the refurbishments needed, and funding for operating deficiencies. The Following table compares the room revenues, occupancy percentage levels and ADR for the periods indicated:

Twelve Months Ended December 31st        1994       1993       1992

      Room Revenue (in thousands)     $34,866    $32,563    $31,368
      Occupancy Percentage              61.9%      61.0%      60.6%
      ADR                             $ 59.82    $ 56.91    $ 55.31

The Inns' ability to increase their respective ADR's has been accomplished by changing the mix of market segments (hotel guests categorized as individual business, leisure and government guests, etc. and groups such as corporate, association, tours, crews, etc.) from lower ADR to higher ADR segments. Attracting the higher ADR segments has been accomplished by increased marketing and sales promotions and the improved condition of the Inns resulting from the capital improvements. In addition, the Inns have become less dependent upon the defense industry and have recovered business from the insurance, healthcare, and government industry travel. Attracting the higher rated market segments has also been accomplished through effective marketing and sales promotions. In attracting the market segments with higher ADR the Inns have had to remove some of their lower ADR market segments (such as airline crews and tour groups). This repositioning of market segment business contributed to the decline in occupancies in the first quarter of 1994, relative to the first quarter of 1993 and 1992, which rebounded in the second, third and fourth quarters of 1994 (absolutely and relative to the comparable periods of 1993 and 1992). Due to the intense competition and saturation of available rooms where the Inns are located, the Partnerships and W&H believe it will continue to be difficult to increase their respective occupancy levels. Another contributing factor to the projected stagnant occupancy is that approximately one-third of the Inns are "highway oriented" location properties, which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties. Also, the "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancies. Contributing to future competition are certain pending competitor hotels changing franchise affiliation to a Holiday Inn franchise.
It is anticipated that the Inns can continue to improve their mix of market segments and thereby increase their ADR's and improve profit margins. This is expected to be accomplished by seeking the higher rated segments through continued participation in HII national advertising and marketing, Priority Club promotions, W&H Marketing and Sales, and attracting and targeting segments previously unattainable due to the conditions of the Inns prior to the capital improvements.

Food and beverage revenues for the year ended December 31, 1994 declined to $8,264,000 from $8,334,000 and $8,319,000 in 1993 and 1992, respectively. The food and beverage revenues have historically fluctuated with occupancies at the Inns. The occupancies in the first quarter of 1994 were adversely affected by the harsh winter weather and the repositioning of market segment business, significantly affecting the food and beverage revenues. The decrease in the first quarter was partially offset by the strong second and third quarter revenues in the food and beverage departments. In the fourth quarter of 1994, food and beverage revenues declined as compared to the previous fourth quarter of 1993. This decline resulted from "New Years Eve" revenue not being included in 1994, due to Operating Partners' accounting calendar. Operating Partners utilizes a 52/53 week accounting calendar with the year ending on the Friday nearest December 31 (the 1993 accounting calendar ended on December 31, 1993, while the 1994 accounting year ended on December 30, 1994). This fourth quarter decline coupled with the first quarter decline caused the year over year shortfall in food and beverage revenues.

Direct operating expenses in 1994 were $35,843,000, as compared to $34,338,000 in 1993 and $33,905,000 in 1992. The increase in direct operating expenses from 1993 to 1994, resulted from increased lodging expenses, reflecting higher labor costs, travel agent commissions, ongoing repairs and maintenance, and increases in other operating expenses. The increases in other expenses, included in direct operating expenses, reflect higher administrative and general expenses directly incurred in the operations of the Inns and in costs that vary with revenues, such as franchise fees paid to HII, management fees paid to W&H, and credit card commissions. Utility expenses decreased due to the adoption of energy management techniques at the Inns coupled with favorable weather conditions after the first quarter of 1994. Property tax reductions are a result of the successful appeals of the property tax assessments for certain of the Inns.

Other non-direct operating expenses, such as other general and administrative expenses, declined in 1994 over 1993 due to the reduced need for professional and legal services from outside sources, required during the restructuring of the Mortgage Notes and bankruptcy reorganization of the Operating Partners. Depreciation and amortization expenses increased in 1994, due to the property and equipment additions from the Revised Capital Improvement Program and ongoing capital improvements. The reduction of the Mortgage Notes in the last quarter of 1993 resulted in a reduction of interest expense in 1994 as compared to the total interest expense in 1993.

Liquidity and Capital Resources

The changes in cash and cash equivalents are summarized as follows:

                                 																1994   	   1993   	   1992

	Net cash provided  by operating activities   $ 1,451   	$   578 	 	$ 1,492

	Net cash used by investing activities				     (2,482) 		 (2,843)	   (7,892)

	Net cash provided by financing activities					   675		    2,331	     7,265

	Net increase (decrease) in cash and
     cash equivalents	                        $(  356)	 	$    66    $   865

In 1992, cash provided by operating revenue exceeded cash used for operating expenses of the Inns and of the Partnerships as a result of the implementation of cost control measures, resulting in net cash being provided by operating activities.

In 1992, the net cash used by investing activities of $7,892,000 primarily includes additions to property and equipment of $8,452,000, less $385,000 funded to the interest reserve restricted cash account, as required by the Priming Loan Agreement, and $175,000 of unexpended funds, net of the reduction in the FF&E Reserve which was utilized to partially fund the capital improvements.

In 1992, cash provided by financing activities was $7,265,000. This included long term borrowings under the Priming Loan of $7,674,000; of which $7,499,000 was from the Tranche A Loan, and was utilized to fund capital improvements, and the balance of $175,000 was retained as a mandatory advance as required under the Priming Loan Agreement, and was reflected as a restricted cash account balance. In addition, $2,535,000 was borrowed under the Tranche B Loan for operating cash deficiencies, of which $1,709,000 was repaid from excess working capital in 1992.

Non cash activities during 1992 included the conversion, in accordance with the Restated Loan Agreement, of $3,467,000 of accrued interest payable as of December 31, 1991, to long term debt, and the reduction of long term debt by $3,419,000 from a portion of the lease settlement proceeds.

The Partnerships' cash flows from operating activities decreased in 1993 from 1992, although operating revenues increased for the same period. The reduction in cash flows from operations was therefore due to increased operating expenses.

Cash used by investment activities equaled $2,843,000 in 1993, of which $2,685,000 was utilized for capital improvements and refurbishments. In addition, there was a net increase in the restricted cash and cash equivalents of $158,000 in 1993, including the funding to the FF&E Reserve of 1-1/2% of gross revenues, which totaled $385,000, offset by the reduction of $52,000 in the funds required to be maintained in the property tax escrow account and the application of $175,000 that remained unexpended in 1992 from the mandatory advance balance under the Priming Loan to fund capital improvements and refurbishments.

In 1993, borrowings from the Priming Loan provided cash for financing
activities.   The Partnerships borrowed $3,157,000 under the Tranche A Loan and an additional $815,000 under the Tranche B Loan. The $1,641,000 balance of the Tranche B Loan was repaid from excess working capital in 1993. In addition, the remaining balance of the mandatory advance was drawn down for the capital improvements.

Non cash activities in 1993 included the reduction of long term debt by $4,389,000 from the proceeds from the Prime Settlement.

In 1994, cash flows from operating activities increased, as compared to 1993, as a result of increased revenue from operations and continued control of operating expenses. This resulted in net cash being provided by operating activities.

In 1994, net cash used by investing activities was $2,482,000, and included additions to property and equipment of $2,773,000, partially offset by a $291,000 decrease in the restricted cash accounts. The restricted cash accounts included the net reduction in the FF&E Reserve of $305,000 (the capital expenditures of $2,056,000 which were funded from the FF&E Reserve exceeded the $1,751,000 funded to the FF&E Reserve at 4% of revenue plus interest earned) net of an increase of $14,000 in the interest reserve and tax escrow accounts.

In 1994, borrowings from the Priming Loan provided cash for financing activities. The Partnership borrowed the remaining $675,000 under the Tranche A Loan and $1,763,000 under the Tranche B Loan. The entire Tranche B Loan was repaid from excess working capital in the second quarter of 1994.

Until the Priming Loan is paid in full, no principal is required to be paid on the Mortgage Notes from operating cash. In 1992 and 1993, interest on the Mortgage Notes was payable at 7% per annum and at 8% per annum in 1994, and the interest rate increased to 10% per annum after 1994 (including on the Deferred Amount). The outstanding principal amount of the Mortgage Notes has been reduced by $8,826,000 from the proceeds of the Prime Settlement: $3,419,000 of Mortgage Notes during 1992, $4,383,000 of Mortgage Notes during 1993, and $1,025,000 of Mortgage Notes during the first quarter of 1995.

The Partnerships' ongoing cash requirements are for working capital, debt service and the funding of required reserves. The Partnerships' source of liquidity is revenue from the operations of the Inns, which during the winter months has been insufficient to cover operating expenses and fund working capital, debt service and required reserves. The Partnerships may however, borrow up to $2,500,000 of the Tranche B portion of the Priming Loan for operating cash deficiencies, but must repay any amount borrowed, if for any month cash on hand exceeds working capital requirements, as defined in the Priming Loan Agreement. Approximately $1,368,000 of cash was on hand as of December 31, 1994, which is required to meet day to day working capital needs.

Presently the Partnerships have a FF&E Reserve of approximately $610,000, which is available only for capital improvements and refurbishments. Beginning in 1993, the FF&E Reserve was required, under the Priming Loan, to be funded on a monthly basis at 1.5% of revenues. The required monthly funding of the FF&E Reserve increased to 4% of revenues, in 1994, and 5% thereafter. The interest reserve account contains approximately $419,000. The interest reserve account was established through the initial Priming Loan, and, at the option of the Lenders, may be used to cure any default under the Priming Loan. No additional funding to the interest reserve is required under the Priming Loan.

No distributions will be made to Unitholders until the Priming Loan is paid in full, proper required reserves are maintained, and proper payments are made on the Mortgage Notes which would include principal reduction. There is no guarantee that there will ever be excess cash for such distributions to Unitholders.

The Partnerships anticipate continued recovery in the economy, in the travel and hospitality industries, in the real estate market and, as a result of ongoing capital improvements, in the comparative attractiveness of the Inns (although neither the Partnership nor any of its advisors can give any assurances as to the strength or duration of any recovery). The Partnerships anticipate that such a recovery coupled with the improvements made to the physical condition of the Inns will result in improvement in occupancies, room rates and related revenues at the Inns. The Partnerships anticipate that their future earnings, together with the advances under the Tranche B portion of the Priming Loan, will enable the Partnerships to pay all operating expenses, pay debt service and satisfy the current requirements under the HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments.

Operating Partners' operating expenses have been and are expected to be subject to inflationary pressures. Depending on levels of economic activity and competitive pressures, the room rates and food and beverage charges at the Inns may also increase with inflation, but not necessarily in proportion to the pressures affecting expenses.

Under the Internal Revenue Code, a publicly traded partnership, such as the Partnership, is taxable as a corporation unless it satisfies certain conditions. However, subject to various limitations, publicly traded partnerships in existence on December 17, 1987 are generally exempt from taxation as a corporation until after 1997. If the Partnerships' operations continue as described herein, the Partnership should not be taxed as a corporation until after 1997. However, a publicly traded partnership which adds a substantial new line of business is not eligible for such exemption and it is possible that the Internal Revenue Service could contend that the Partnership should be taxed as a corporation after November 29, 1990, the date of the termination of the Lease. If the Partnership were taxable as a corporation, its operating losses should eliminate any tax liability for some time.

Item 8.   Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Schedules included in
Item 14(a).

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information is set forth below concerning the directors and officers of the General Partner, each of whom has been elected or appointed to serve until his successor is duly elected and qualified. The Unitholders of the Partnership do not have voting rights with respect to the election of directors of the General Partner.

									               Present Position with the General Partner
Name						        Age   and Business Experience for Past Five Years

S. Leonard Okin		 	61 		Vice President and Director of the General Partner since
                        inception; Managing Director of the General Partner
                        since January 1, 1994 to date, Vice President and
                        Director of First American Realty Associates, Inc.,
                        (mortgage	brokers) from prior to 1989 to December 31,
                        1993 (1).

Michael R. Stoler  48   Director of the General Partner beginning January 1,
                        1994	to November 21, 1994;  President of Princeton
                        Commercial	Corporation and Michael R. Stoler &
                        Associates., Ltd.,	(investment banking firm and
                        management consultant firm,	respectively) since prior
                        to 1989 (2).

Robert A. Familant 43   Director of the General Partner beginning August 19,
                        1994	to date; Treasurer/CEO of Progressive Credit Union
                        (credit	union) since prior to 1989 (3).

Seymour G. Siegel	 52   Director of the General Partner beginning November 21,
                        1994 to date; President of Siegel Rich Resources, Inc.
 		           										(consulting firm) since January 1, 1994 to present,
                        formerly	Senior Partner of M.R. Weiser & Co. (accounting
                        firm) (4).

(1) In the first quarter of 1994 the Lenders approved Mr. Okin's assumption and performance of various supervisory functions for the Partnerships. Mr. Okin entered into a Consulting Services Agreement (the "Consulting Services Agreement") with the Partnerships, giving him authority to make day to day operating decisions with respect to the Inns. First American Realty Associates, Inc. has performed mortgage brokerage services for Prime.

(2) Mr. Stoler was elected and approved as an outside Director of the General Partner effective January 1, 1994. Mr. Stoler resigned as of November 21, 1994, due to an independence issue.

(3) Mr. Familant was elected and approved as an additional outside Director of the General Partner effective August 19, 1994.

(4) Mr. Siegel was elected and approved as an outside Director of the General Partner replacing Mr. Stoler, effective November 21, 1994.

Under the Consulting Services Agreement, Mr. Okin, as an independent contractor, performs on behalf of the Partnership, Operating Partners and the General Partner, the services normally performed by and exercises the authority normally assumed or undertaken by, the chief executive officer of a corporation.
The Consulting Services Agreement was effective December 1, 1994 and the initial term expires on December 31, 1995. Unless the parties or the Lenders exercise their rights to terminate the Consulting Services Agreement, it will be extended automatically for successive twelve-month periods. The Consulting Services Agreement is terminable, among other things, by 30 days prior written notice from the Partnership, Operating Partners, and the General Partner to Mr. Okin of their election not to renew the agreement at the expiration of the initial or any renewal term; for cause; by 60 days prior written notice from Mr. Okin to the General Partner of Mr. Okin's election at any time to terminate the agreement; at any time by Mr. Okin if the Partnership, Operating Partners and the General Partner for any reason are not able to maintain in place specified liability insurance coverage for Mr. Okin; and upon foreclosure by the Lenders on substantially all of the assets of the Partnerships, by notice from the Lenders to Mr. Okin given within ten days of such foreclosure.

Item 11. Executive Compensation

Due to the resignation in 1990 of all officers and directors who were executive officers and/or directors of Prime, the resignation of Mr. Ebner as Vice President and Director of the General Partner on December 31, 1993, and the resignation of Mr. Bradley under the Consultant Agreement, Mr. Okin was required to devote substantial time and effort to manage the Partnerships, resulting in a net reduction of administrative costs. The following table sets forth Mr. Okin's compensation paid in respect of the fiscal year ended December 31, 1994.

Summary Compensation Table:

Name and                                           Other Annual   Long Term     All Other
Principal Position   Year   Salary ($)  Bonus ($)  Compensation   Compensation  Compensation

S. Leonard Okin (1)  1994   $120,000      $ ---        $ ---          $ ---         $ ---

(1) Mr. Okin recieves compensation for services under the Consulting Services
Agreement. In addition, Mr. Okin received reimbursement for out-of-pocket expenses in 1994 totaling approximately $27,400 (for office rent, secretarial services, utilities, airfare, postage, office supplies, etc.) and $3,250 for attendance at board meetings. Mr. Okin did not recieve compensation in excess of $100,000 in 1993 or 1992.

For fiscal 1994 all Directors were paid a fee of $750 for each Board meeting attended plus out-of-pocket expenses incurred for attending meetings.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1994, the number of units of limited partnership interest in the Partnership owned by the officers and directors of the General Partner and by all persons owning of record or, to the knowledge of the Partnership, beneficially more than 5% of the Partnership outstanding Units. The General Partner does not own any Units.


                                         Ownership of Units
Name & Address of Owner          No. of Units   Percentage of Units Outstanding

S. Leonard Okin
c/o Prime American Realty Corp.
P.O. Box 230
Hawthorne, NJ  07507-0230			       	1,000					            	0.025%

Jerome & Marcella Yunger
5039 Mesa View Drive
Las Vegas, NV  89120				          174,800

Roxanne Rose Yunger
5039 Mesa View Drive
Las Vegas, NV  89120		        		  129,400

Total Unitholder Position (1)			  304,200                  7.605%

Includes 174,800 Units held of record by Mr. & Mrs. Yunger as Trustees of the Jerome J. and Marcella M. Yunger Family Trust and 129,400 Units held of record by Roxanne Rose Yunger. The Partnership has no knowledge as to the beneficial ownership of such Units.

Item 13.  Certain Relationships and Related Transactions

During 1994, Mr. Okin as Director of the General Partner and as consultant under the Consulting Services Agreement, received $150,650 as cash compensation for his services and reimbursement of expenses. See Item 10 and 11 above.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements
All financial statements of the Registrant begin on page 27.

2. Financial Statement Schedules
None

3. Exhibits

(2)	(a)		Joint motion and stipulation before the Florida Bankruptcy Court for order authorizing Prime and AMI Management to enter into an agreement with Operating Partners and the Partnership and
approving the terms thereof included as Exhibit (2) (a) to the
Partnership's 1990 Annual Report on Form 10-K is incorporated herein by reference.

(2)	(b)		Agreed order of the Florida Bankruptcy Court approving rejection of the Lease, the Guarantee and a related agreement included as
Exhibit (2) (b) to the Partnership's 1990 Annual Report on Form
10-K is incorporated herein by reference.

(3)	(a)		Amended and Restated Agreement of  Limited Partnership of the
Partnership included as Exhibit 3.1 to the Partnership's Registration
Statement on Form S-1 (No. 33-9595) is incorporated herein by reference.

(3)	(b)		Certificate of Limited Partnership of  the Partnership included as
Exhibit 3.2 to the Registration Statement is incorporated herein by reference.

(3)	(c)		Amended and Restated Agreement of Limited Partnership of
Operating Partners, included as Exhibit 3.3 to the Registration
Statement is incorporated herein by reference.

(3)	(d)		Certificate of Limited Partnership of Operating Partners included
as	Exhibit 3.6 to the Registration Statement is incorporated herein by reference.

(4)	(a)		Form of Deposit Agreement included as Exhibit 10.8 to the
Registration Statement is incorporated herein by reference.

(10) (a)	Form of Lease included as Exhibit 10.1 to the Registration
Statement is incorporated herein by reference.

(10) (b)	Form of Management Agreement included as Exhibit 10.2 to the
Registration Statement is incorporated herein by reference.

(10) (c)	Form of Purchase and Sale Agreement included as Exhibit 10.3 to the Registration Statement is incorporated herein by reference.

(10) (d)	Form of Note Purchase and Loan Agreement included as Exhibit
10.4 to the Registration Statement is incorporated herein by reference.

(10) (e)	Form of Service Contract included as Exhibit 10.5 to the
Registration Statement is incorporated herein by reference.

(10) (f)		Form of Undertaking included as Exhibit 10.6 to the Registration
Statement is incorporated herein by reference.

(10) (g)	Form of Guaranty included as Exhibit 10.7 to the Registration
Statement is incorporated herein by reference.

(10) (h)	Management Agreement among AMI Operating Partners, L.P.
("Operating Partners"), Sixteen Hotels, Inc. ("Sixteen Hotels"), and
Winegardner & Hammons, Inc. ("W&H"), as Manager, dated	January 4, 1992, is
incorporated herein by reference.

(10) (i)		Loan Agreement among Massachusetts Mutual Life Insurance
Company, Century Life of America and Jackson National Life
Insurance Company (collectively, the "Priming Lenders"), as
lenders, Operating Partners, as borrower and Norwest Bank
Minnesota, N.A., Agent (the "Agent") dated as of February 28,
1992 included as Exhibit (10) (i) to the Partnership's 1992
Annual Report on Form 10-K is incorporated herein by reference.

(10) (j)		Amended and Restated Loan Agreement among Massachusetts
Mutual Life Insurance Company, Century Life of America and
Jackson National Life Insurance Company, (collectively, the
"Priming Lenders"), as lenders, AMI Operating Partners, as
borrower and Norwest Bank Minnesota, N.A., Agent (the
"Agent"), dated as of June 12, 1992, as amended by letters of consent agreements dated February 1993, and March 17, 1993,
included as Exhibit (10) (j) to the Partnership's 1992 Annual
Report on Form 10-K and January 31, 1994, incorporated herein
by	reference.

(10) (k)	Amended and Restated Loan Agreement among Operating
Partners, the Holders named in Exhibit A thereto (collectively, the
"Existing Lenders") and IBJ Schroeder Bank and Trust Company,
Servicer, dated June 12, 1992, as amended by letters of consent agreements dated February 1993, included as Exhibit (10) (k) to the
Partnership's 1992 Annual Report on Form 10-K, and March 17,
1993 and January 31, 1994, is incorporated herein by reference.

(10) (l)		Escrow Agreement among Operating Partners, the Existing
Lenders and Chicago Title Insurance Company, as escrow agent and as title insurer dated June 12, 1992, included as Exhibit (10) (l)
to the Partnership's 1992 Annual Report on Form 10-K, is
incorporated herein by reference.

(10) (m)	Consulting Services Agreement among the Partnerships, the
General Partner and Mr. S. Leonard Okin dated  December 1,
1994, a copy of which is attached hereto.

(10) (n)	Fourth Consent Agreement among Operating Partners, the Priming
Loan Lenders named in Exhibit A thereto, and the Lenders named in Exhibit B thereto, dated March 17, 1995, a copy of which is attached hereto.

(21)		Subsidiaries of Prime Motor Inns Limited Partnership are as
follows:

      		Name					     				             Jurisdiction of Incorporation
								AMI Operating Partners, L.P.			Delaware

(27)		Financial Data Schedules

(b)	Reports on Form 8-K
None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                       										PRIME MOTOR INNS LIMITED PARTNERSHIP
                                      									(Registrant)
                           						By:	Prime-American Realty Corp. General Partner

Date: March 22, 1995				        	By:		/s/  S. Leonard Okin
                                							S. Leonard Okin
                                							Vice President & Director

Date: March 22, 1995		        			By:		/s/ Robert A. Familant
                                							Robert A. Familant
                                							Director

Date: March 22, 1995        					By:		/s/ Seymour G. Siegel
                                							Seymour G. Siegel
                                							Director


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BOARD OF DIRECTORS OF THE GENERAL PARTNER


Signature								                 Title							                 Date

By:		/s/ S. Leonard Okin	     				Director and Vice President 	March 22, 1995
    		S. Leonard Okin					      		of the General Partner;
												                     	Consultant under the
												                     	Consulting Services
                             					Agreement


By:		/s/ Robert A. Familant	  				Director of the      				   	March 22, 1995
    		Robert A. Familant     					General Partner


By:		/s/ Seymour G. Siegel	   				Director of the          				March 22, 1995
    		Seymour G. Siegel      					General Partner



PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Index to Consolidated Financial Statements

                                                Page
Financial Statements:

Report of Independent Accountants              	28



Consolidated:

	  Balance Sheets
			December 31, 1994 and 1993	                   29-30

	  Statements of Operations
			For the Years Ended December 31, 1994, 1993
			and 1992                                     	31

   Statements of Partners' Deficit
			For the Years Ended December 31, 1994, 1993
 		and 1992                                     	32

	  Statements of Cash Flows
   For the Years Ended December 31, 1994, 1993
   and 1992                                     	33-34

  	Notes to Consolidated Financial Statements	   35-44

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of the
Prime Motor Inns Limited Partnership
and AMI Operating Partners, L.P.

We have audited the accompanying consolidated balance sheets of Prime Motor Inns Limited Partnership and Subsidiary Limited
Partnership as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended
December 31, 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Motor Inns Limited Partnership and Subsidiary
Limited Partnership as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnerships will continue as a going concern. As discussed in Note 1, the Partnerships have incurred significant operating losses, have a capital deficit at December
31, 1994 and have increased debt service requirements beginning in 1995. These matters raise substantial doubt about the Partnerships' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coopers & Lybrand L.L.P.
    Coopers & Lybrand L.L.P.

Cincinnati, Ohio

February 24, 1995


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP


Consolidated Balance Sheets
December 31, 1994 and 1993
(dollars in thousands)

ASSETS
                                                 			  1994   	  1993

Current assets:

 	Cash and cash equivalents                       	$ 1,368  	$ 1,724
 	Accounts receivable, net of allowance
  		for doubtful accounts in 1994 and
  		1993 of $19 and $16, respectively                 	881      	869
 	Prepaid expenses	                                    986      	949
		Other current assets                             	   391	      274

       Total current assets                       	  3,626	    3,816

Property and equipment:

 	Land                                              	7,653    	7,653
 	Buildings and leasehold improvements             	54,359   	53,445
 	Furniture and equipment	                          36,851   	34,992

                                                 			98,863   	96,090

 	Less allowance for accumulated depreciation
    and amortization                             	(43,982)  	(38,856)

                                                			54,881    	57,234

Cash and cash equivalents restricted for:
 	Acquisition of property and equipment	              610	       915
 	Interest and taxes                                 	467       	453

 	Other assets, net	                                1,089   	  1,591

 	 			 Total assets                              	$60,673   	$64,009

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31, 1994 and 1993
(dollars in thousands)

LIABILITIES AND PARTNERS' DEFICIT


                                            							  1994 	     1993
Current liabilities:

 	Trade accounts payable                         	$   402   	$   608
  Accrued payroll                                    	714	       590
 	Accrued payroll taxes                              	258       	219
 	Accrued vacation                                   	436       	377
 	Accrued utilities                                  	249       	314
		Sales tax payable                                  	221       	212
 	Other current liabilities	                          643	       561

       Total current liabilities	                   2,923	     2,881



  Long-term debt                                  	66,627    	65,912
  Deferred interest                                	4,426   	  3,846
  Other liabilities	                                  150	       150

		   Total liabilities                           	 74,126	    72,789

  Commitments

Partners' deficit:

 	General partner                                   	(706)     	(659)
 	Limited partners                               	(12,747)	   (8,121)

 	     Total partners' deficit                   	(13,453)	   (8,780)

  					Total liabilities and partners' deficit   	$60,673   	$64,009

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Consolidated Statements of Operations
for the years ended December 31, 1994, 1993 and 1992
(dollars in thousands, except per unit amounts)

                                             	1994     	1993     	1992

Revenues:

  Direct operating revenues:
    Lodging                               	$34,866  	$32,563  	$31,368
    Food and beverage                       	8,264    	8,334    	8,319
    Other income                              	341      	304	      360
    Lease settlement proceeds	                         4,389  	  3,375

         Total revenues                   	 43,471  	 45,590	   43,422

Expenses:

	Direct operating expenses:
 		Lodging	                                 	7,972    	7,294   	 7,204
 		Food and beverage                        	7,509    	7,514    	7,380
 		Utilities	                                2,875	    2,978    	2,942
 		Repairs and maintenance                  	3,379    	3,016    	2,998
 		Rent                                   			1,301    	1,315    	1,220
 		Insurance                                  	670      	595      	535
 		Property taxes                           	1,300     1,385    	1,665
 		Marketing                                	3,244    	3,228    	3,055
 		Other	                                  		7,593    	7,013	    6,906
   Other general and administrative           	606      	802    	1,089
   Depreciation and amortization            	5,626    	5,451    	4,684
   Interest expense                         	6,069    	6,214    	5,699
   Reorganization costs	                              	       	    956

       Total expenses                     	 48,144	   46,805	   46,333

   Net loss	                              		(4,673)  	(1,215)  	(2,911)

Net loss allocable to general partner	         (47)	     (12)	     (29)

Net loss allocable to limited partners    	$(4,626) 	$(1,203) 	$(2,882)

Number of limited partner units outstanding	 4,000  	  4,000	    4,000

Net loss allocable to limited partners
   per unit                               		$(1.16)   	$(.30)   	$(.72)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Consolidated Statements of Partners' Deficit
for the years ended December 31, 1994, 1993 and 1992
(dollars in thousands)
                                      	General	   Limited
                                      	Partner	   Partners   	Total

Balance at December 31, 1991         	$  (618)	  $(4,036)  	 $(4,654)

Net loss for the year	                    (29)	   (2,882)	    (2,911)

Balance at December 31, 1992           	 (647)	   (6,918)   	 (7,565)

Net loss for the year	                    (12)	   (1,203)  	  (1,215)

Balance at December 31, 1993	            (659)  	 (8,121)   	 (8,780)

Net loss for the year	                    (47)	   (4,626)     (4,673)

Balance at December 31, 1994           	$(706) 	$(12,747)  	$(13,453)

The accompanying notes are an integral part of the consolidated financial statements.



PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
for the years ended December 31, 1994, 1993 and 1992
(dollars in thousands)

                                          	 	 		 1994   	  1993      	1992

Cash flows from operating activities:

Net loss                                     	$(4,673) 	$(1,215)  	$(2,911)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
 	Depreciation and amortization of property    	5,126    	4,951     	4,222
 	Lease settlement proceeds                  	          	(4,389)   	(3,375)
		Amortization of other assets                   	500      	500       	460
 	Amortization of debt discount                   	40       	36        	32
 	Cash provided by (used for) assets
    and liabilities:
 	Accounts receivable                           	 (12)	     125       	166
		Prepaid expenses                               	(37)    	(147)       	42
  Other current assets                          	(117)     	122	       178
  Other assets                                     	2       	(6)	        2
  Trade accounts payable                         (206)    	(351)	      443
		Accrued payroll                                	124      	107       	369
 	Accrued payroll taxes                           	39      	(64)      	178
		Accrued vacation                                	59       	11       	260
		Accrued utilities                              	(65)       	6       	(35)
 	Sales tax payable                                	9       	15        	21
		Other current liabilities                     	  82     	(404)     	 245
		Deferred interest                              	580    	1,131     	1,195
		Other liabilities	                                   	    150

				Net cash provided by
			     operating activities	                   1,451	      578   	  1,492

Cash flows from investing activities:

 	Additions to property and equipment         	(2,773)  	(2,685)   	(8,452)
 	Decrease (increase) in restricted cash          291     	(158)      	515
 	Other					                                       	      	       	     45

				Net cash used for investing activities    	(2,482)	  (2,843)	   (7,892)

Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
for the years ended December 31, 1994, 1993 and 1992
(dollars in thousands)
       						 	 		                                1994 	    1993      	1992

Cash flows from financing activities:
 	Long-term borrowings                         	$  675   	$3,157    	$7,674
 	Borrowings under revolving credit
   	facility	                                   	1,763      	815      2,535
 	Repayment of revolving credit facility       	(1,763)  	(1,641)   	(1,709)
 	Costs incurred in connection with the
 			Priming Loan	                                          	      	  (1,235)

 	 	   Net cash provided by
	  		    financing activities                  	   675   	 2,331	     7,265

Net increase (decrease) in cash and
    cash equivalents                              (356)      	66       	865

Cash and cash equivalents, beginning of year	    1,724   	 1,658	       793

Cash and cash equivalents, end of year         	$1,368   	$1,724    	$1,658

Supplementary cash flow data:

 	Interest paid                               		$5,449   	$5,046	    $4,504

Noncash activities:

 	Accrued interest converted to
   	long-term debt		                                                	$3,467

Lease settlement proceeds received from
 	former affiliate in the form of
 	stock and notes receivable used to
		reduce long-term debt                                  	$4,389    	$3,419

The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. 	ORGANIZATION, OPERATIONS AND BANKRUPTCY:

Prime Motor Inns Limited Partnership (the "Partnership") and its 99%-owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), were formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership and Operating Partners are referred to collectively as the "Partnerships". Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds as its principal asset a 1% partnership interest in the Partnership and in Operating Partners.

In December 1986, the Partnership consummated an initial public offering (the "Offering") of 4,000,000 units of limited partnership interest (the "Units") in the Partnership, and used the funds received to acquire the 99% limited partnership interest in Operating Partners. Operating Partners commenced operations in December 1986 when it used the Offering proceeds and issued mortgage notes (the "Mortgage Notes") in the principal amount of $61,470,000 to purchase 16 full service motor hotels (the "Inns") from subsidiaries of Prime. The business of the Partnerships is to operate and maintain the Inns, which are presently franchised as part of the "Holiday Inn" system.

Profits and losses from operations and cash distributions of the Partnerships combined are generally allocated 1.99% to the General Partner and 98.01% to the limited partners. Any profits and losses from operations in excess of certain specified annual and cumulative returns on investments in limited partner shares, as defined (generally 12.5%), are allocated approximately 30% to the General Partner and 70% to the limited partners.

Units are evidenced by depositary receipts which are listed on the New York Stock Exchange.

Until November 30, 1990, the Inns were operated by AMI Management Corp. ("AMI Management"), another subsidiary of Prime, under the terms of a lease between AMI Management and Operating Partners (the "Lease"), guaranteed by Prime (the "Guaranty"). The Lease was a net lease that granted AMI Management the right to use the Inns until December 31, 1991.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP

AND SUBSIDIARY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1. 	ORGANIZATION, OPERATIONS AND BANKRUPTCY, Continued:

On September 18, 1990, Prime announced that it and certain of its subsidiaries, including AMI Management but not the General Partner, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. AMI Management defaulted on the payment of base rent due November 1, 1990 under the Lease. On November 7, 1990, the Partnership gave notice of default to, and demanded payment from AMI Management and Prime. AMI Management and Prime also filed a motion to reject the Lease and Guaranty and, by order of the bankruptcy court dated December 7, 1990, the bankruptcy court approved such rejection and the Lease and Guaranty were terminated effective as of November 30, 1990 (see Note 3).

Operating Partners was in default under its mortgage loan agreement as of and prior to December 31, 1991 as a result of, among other things, the bankruptcy filing by Prime and AMI Management. On March 28, 1991, the Partnerships received a notice of acceleration and demand for payment of the entire outstanding balance of the Mortgage Notes along with certain conditions under which the lenders would pursue discussions with respect to restructuring the Mortgage Notes.

On February 28, 1992, Operating Partners filed with the United States Bankruptcy Court a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, seeking confirmation by the bankruptcy court of a prepackaged plan of reorganization (the "Plan"). The New York Bankruptcy Court confirmed the Plan, on May 28, 1992, which became effective as of June 12, 1992 (the "Effective Date"). Upon confirmation of the Plan, the New York Bankruptcy Court approved the Restated Loan Agreement (the "Restated Loan Agreement") which extended the maturity date of the Mortgage Notes to December 31, 1999 (refer to Note 5 for a further discussion of this matter).

Costs incurred related to the bankruptcy filing and confirmation totaling approximately $956,000 for the year ended
December 31, 1992 have been classified separately on the consolidated statement of operations as reorganization costs.

Although the Plan was approved, the Partnerships may not be able to continue as going concerns unless cash flow from operations are sufficient. The Partnerships have incurred significant operating losses, have a capital deficit at December 31, 1994 and, as discussed in Note 5, have increased debt service requirements beginning in 1995. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Partnerships be unable to continue as going concerns.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2. 	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following is a summary of certain significant accounting policies used in the preparation of the consolidated financial statements. Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its 99%-owned subsidiary limited partnership, Operating Partners. During 1994, 1993 and 1992, Operating Partners operated under a 52/53 week fiscal year (fiscal 1994 ended on December 30, 1994, fiscal 1993 ended on December 31, 1993, and fiscal 1992 ended on January 1, 1993). All material intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. The net carrying value of property and equipment as of December 31, 1991 was reduced to estimated fair market value, through a charge to expenses in the amount of $46,354,000. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. For federal income tax purposes, accelerated methods are used in calculating depreciation.

Other Assets

Franchise fees, deferred lease costs, and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Loss per Unit

Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 Units outstanding.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.		OPERATIONS OF THE INNS:

Lease and Guaranty

Prior to the rejection and termination of the Lease and Guaranty effective as of November 30, 1990, the Lease granted
AMI Management the right to use the Inns for the operation of motor hotels and related purposes.

AMI Management defaulted on the payment of $1,311,000 of base rent due on November 1, 1990. Pursuant to the joint motion approved by order of the bankruptcy court on January 8, 1991, the Partnerships, AMI Management and Prime entered into an agreement providing for the assumption by Operating Partners of the operations of the Inns (the "Agreement"). The Partnerships also effectively assumed control over certain accounts receivable, supplies, equipment and other assets and responsibility for certain accounts payable and other liabilities arising from the operations of the Inns by AMI Management during the term of the lease. Disputes between the parties existed at December 31, 1991 as to, among other things, the value of certain assets and liabilities under the Agreement.
 Operating Partners entered into an agreement in 1992 (the "Omnibus Agreement") under which, among other things, Operating Partners assigned to the holders of the Mortgage Notes its claims against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the
Inns).

In July, 1992 the servicing agent for the holders of the Mortgage Notes, Prime and AMI Management reached a settlement (the "Settlement") of claims which was approved by the Florida Bankruptcy Court. Under the Settlement, various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; Operating Partners will not make any payments to or for the benefit of any other party; and Prime, AMI
Management and Operating Partners have exchanged mutual releases.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. 	OPERATIONS OF THE INNS, Continued:

Lease and Guaranty, continued

During 1993, the Partnership received proceeds totalling
$48,000 for semi-annual interest on junior and senior notes received in the Settlement as well as for partial prepayment of the senior notes of which $6,000 of this amount was used to fund capital improvements while the remaining $42,000 was applied to the principal balance of the Mortgage Notes. The junior and senior notes were sold in 1993 and the proceeds of $661,000 were recognized as income and used to reduce the principal balance on the Mortgage Notes. The Settlement also included the Partnership's receipt of 841,130 shares of new common stock in Prime, which were sold throughout 1993 for total proceeds of $3,680,000. The proceeds were used to reduce the principal balance of the Mortgage Notes. Total settlement proceeds received in 1993 of $4,389,000 have been recognized as lease settlement proceeds on the consolidated statements of operations. In 1992, total proceeds related to the Settlement of $3,460,000 were received of which $3,375,000 was recognized as lease settlement proceeds (net of $85,000 previously accrued). $3,419,000 of these proceeds were used to reduce the principal balance on the mortgage notes.

In February 1995, the Partnership received proceeds totalling approximately $1,025,000 from the sale of 127,924 shares of Prime common stock received in the Settlement. The proceeds were used to reduce the principal balance on the Mortgage Notes in 1995.

Franchise Agreements

Holiday Inns, Inc. and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HII") extended the franchise agreement for Baltimore Inner Harbor Inn to 2005. The franchise agreements for twelve of the remaining Inns expire in 1997, one each in 1998 and 1999, and another in 2001. In addition, HII and Operating Partners have entered into a stipulation, filed with the New York Bankruptcy Court, providing for the conditions to the Inns continuing as part of the "Holiday Inn" system. Continuation of the franchise agreements will require the capital improvements and refurbishments discussed in Note 5, as well as continued compliance with Holiday Inn quality standards.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. 	OPERATIONS OF THE INNS, Continued:

W&H Management Agreement

Winegardner & Hammons, Inc. ("W&H") continues to manage the operations of the Inns pursuant to its management agreement with Operating Partners which provides for an annual management fee of 2.25% of the gross revenues of the Inns and certain incentive management fees. The management agreement, entered into in 1992, extends through 1996, renewable for two two-year terms. W&H is also reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including salaries, accounting, legal and computer services, royalties and marketing, advertising, public relations, and reservation services, subject to certain limitations. At December 31, 1994 and 1993, the Partnerships had approximately $97,000 and $118,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

4. 	OTHER ASSETS:

The components of other assets are as follows (in thousands):
                                  			 1994	    1993

	 	Deferred lease costs            	$   21	  $   21
   Debt acquisition costs	           2,839  	 2,839
	 	Franchise fees	                     820	     820
	 	Other	                               14	      16

                                	 		 3,694  	 3,696

	 	Less accumulated amortization   	 2,605  	 2,105

                          	       		$1,089  	$1,591

Amortization of debt acquisition costs charged to expense was $359,000 in 1994 and 1993 and $321,000 in 1992. Amortization of
franchise fees charged to expense was $141,000 in 1994, 1993, and 1992.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. 	DEBT:

Long-term debt consists of:
                                    				1994          	1993

Mortgage notes, net of unamortized
				discount of $247,000 in 1994
				and $287,000 in 1993            	$55,127,000   	$55,087,000

Priming loan, interest at 11%       	 11,500,000	    10,825,000

                              							$66,627,000	   $65,912,000

In confirming the bankruptcy Plan of Reorganization on May 28, 1992, the New York Bankruptcy Court approved the Restated Loan Agreement which called for $3,467,127 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") to be added to the principal amount of the Mortgage Notes, but to bear interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) to bear interest payable at a rate of 7% per annum in 1993 and 8% per annum in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) to bear interest at the rate of 10% per annum after 1994; and maturity of the Mortgage Notes (including the Deferred Amount) to be extended to December 31, 1999. In addition, the Restated Loan Agreement provides for the deeds to the Inns and assignments of other assets of Operating Partners to be held in escrow until maturity of the Mortgage Notes. Under the terms of the Restated Loan Agreement, the Mortgage Notes are repayable at any time without penalty.

The Restated Loan Agreement also provides for a shared appreciation feature that calls for Operating Partners to pay additional interest to the lenders, based on sale or appraisal values of the Inns compared to the principal amount of the Mortgage Notes, upon payment, prepayment, maturity or acceleration of the Mortgage Notes, or upon sale of one or more of the Inns. There was no additional interest accrued or paid to the lenders under this feature in 1994 or 1993.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. 	DEBT, Continued:

The Restated Loan Agreement was accounted for as a modification of terms in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accordingly, the carrying value of the Mortgage Notes and Deferred Amount was not adjusted to reflect the terms of the Restated Loan Agreement. The effect of the changes in the terms of the Mortgage Notes will be recognized prospectively over the life of the Mortgage Notes, through an adjustment of the effective interest rate on the Mortgage Notes and Deferred Amount to approximately 8.5% per annum (the "Effective Rate"). The amount by which interest payable at the Effective Rate exceeds the amount of interest paid at the stated rate, has been accrued and is included in deferred interest payable at December 31, 1994 and 1993. The amount by which interest paid at the stated rate exceeds the amount of interest payable at the Effective Rate will reduce the deferred interest balance in future periods.

As part of the Plan, certain members of the lending group also agreed to provide Operating Partners post-petition financing (the "Priming Loan") which holds a security interest, lien and mortgage senior to all outstanding liens. Borrowing under the Priming Loan may be used to finance capital improvements or to fund operating cash requirements. The portion used for capital improvements (defined as the Tranche A Loan), which may be up to the full amount of the $14,000,000 available, is due on December 31, 1999 and provides for a prepayment premium of 2%. The portion used for operating cash requirements (defined as the Tranche B Loan), which cannot exceed $2,500,000, is also limited to the amount remaining after borrowings for capital improvements. Borrowings under the Tranche B loan are pursuant to a revolving facility, such that amounts repaid can be reborrowed up to the limits of availability. These revolving credit borrowings are subject to the mandatory repayment provisions described below. There were no outstanding borrowings under the revolving facility at December 31, 1994 or December 31, 1993.

As of December 31, 1994 and 1993, respectively, the outstanding balance under the Priming loan was $11,500,000 and $10,825,000. The entire amount in 1994 and 1993 represents borrowings under the Tranche A loan. The outstanding Tranche A Loan balance includes $385,000 representing funds borrowed in 1992 to fund an interest reserve required by the Priming Loan. The balance in the interest reserve, which represents the original funds borrowed and interest earned thereon, is $419,000 and $406,000 at December 31, 1994 and 1993, respectively. These amounts are included in cash restricted for interest and taxes on the consolidated balance sheets.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. 	DEBT, Continued:

The Priming Loan agreement places certain restrictions on the use of Operating Partners' cash flow and sales proceeds. Operating cash flow can be used only in accordance with the Priming Loan agreement, which calls for, among other things, monthly deposits beginning in 1993 into an escrow account held by or on behalf of the lenders for the payment of a furniture, fixtures and equipment reserve of 1-1/2% of gross revenues during 1993, 4% of gross revenues in 1994 and 5% of gross revenues thereafter. The cash on hand from the operation of the Inns less the current month projected cash deficiency, if any, less a working capital reserve not to exceed $2,000,000, shall be utilized to first repay any outstanding borrowings under the Tranche B Loan and then paid into an escrow account held on behalf of the lenders for the payment of taxes and insurance.

6.	COMMITMENTS:

Operating Leases

Four of the Inns are held pursuant to land leases and three of the Inns are held pursuant to land and building leases, which are accounted for as operating leases. The leases have terms expiring at various dates from 2000 through 2024 and options to renew the leases for terms varying from fifteen to forty years. One of the leases is a land lease with a subsidiary of Prime that expires in 2020 and requires annual rentals of $24,000. Future minimum lease payments will be as follows:

   		Year	                    Amount

   		1995                  	$ 1,257,856
   		1996                   	 1,257,856
   		1997                   	 1,279,319
   		1998	                    1,330,862
   		1999                   	 1,330,862
   		2000 and thereafter    	19,674,375


Rent expense under these leases totalled $1,253,000, $1,251,000 and $1,178,000 in 1994, 1993, and 1992, respectively.

Continued

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7. 	INCOME TAXES:

No federal or state income taxes are reflected in the accompanying financial statements of the Partnerships. Based upon an opinion of counsel of the Partnership obtained in 1986, which is not binding upon the Internal Revenue Service, the Partnerships were not taxable entities at their inception. The partners must report their allocable shares of the profits and losses of the Partnerships in their respective income tax returns.

The Revenue Act of 1987 (the "1987 Act") added several provisions to the Internal Revenue Code which affect publicly traded partnerships such as the Partnership. Under these new rules, a publicly traded partnership is taxed as a corporation unless 90% or more of its income constitutes "qualifying income" such as real property rents, dividends and interest. The 1987 Act also provided certain transitional rules, however, which generally exempt publicly traded partnerships in existence on December 17, 1987 from application of the new rules until after 1997, subject to various limitations.

If the Partnership's operations continue as described herein, the Partnership should not be taxed as a corporation until after 1997. However, publicly traded partnerships which add a substantial new line of business are not eligible for relief under these transitional rules and it is possible that the Internal Revenue Service could contend that the Partnership should be taxed as a corporation after November 30, 1990, the date of termination of the Lease. Also, it should be noted that with respect to the partners, the 1987 Act also contained rules under which the income of the Partnership will be treated, effectively, as "portfolio income" for tax purposes and will not be eligible to offset losses from other passive activities. Similarly, any losses of the Partnership will not be eligible to offset any income from other sources.

In 1993, the Partnerships adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. The Partnerships have determined that they do not have to provide for deferred tax liabilities based on temporary differences between financial and tax reporting purposes. The tax basis of the net assets of the Partnerships exceeds the financial reporting basis at January 1, 1993 and is expected to do so at December 31, 1997.