Form 10-Q
period 1995-03-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1995-05-12
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 1995

or

[ ]	  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Transition period from             to __________

Commission File No. 1-9311

PRIME MOTOR INNS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

         Delaware                           		  22-2754689
(State or other jurisdiction of           		(I.R.S. Employer
incorporation or organization)            		Identification No.)


c/o WHI
4243 Hunt Road
Cincinnati, Ohio  45242
(Address of principal offices, including zip code)

(513) 891-2920
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
INDEX


                                                                PAGE
                                                               NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

			Consolidated Balance Sheets -
		 		March 31, 1995 and December 31, 1994		                   				3

			Consolidated Statements of Operations - Three
     Months Ended March 31, 1995 and 1994                    					5

			Consolidated Statements of Partners' Deficit -
 				Three Months Ended March 31, 1995		                     					6

			Consolidated Statements of Cash Flows -
 				Three Months Ended March 31, 1995 and 1994	               			7

			Notes to Consolidated Financial Statements		                			9

Item 2.	Management's Discussion and Analysis of
			      	Financial Condition and Results of
			      	Operations						                             								  12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K				              			  15


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                           1995              December 31,
ASSETS                                  (Unaudited)              1994

Current assets:
  Cash and cash equivalents             $     661            $    1,368
  Accounts receivable, net of
    allowance for doubtful
    accounts in 1995 and 1994
    of $15 and $19, respectively              814                   881
  Prepaid expenses                            654                   986
  Other current assets                        361                   391

    Total current assets                    2,490                 3,626

Property and equipment
    net of accumulated depreciation
    and amortization                       53,916                54,881


Cash and cash equivalents restricted for:
    Accusition of property & equipment        628                   610
    Interest and taxes                        501                   467

      Total restricted cash & cash
         equivalents                        1,129                 1,077

Other assets, net                           1,002                 1,089

                                        $  58,537            $   60,673

Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                             March 31,
                                               1995            December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) (Unaudited)            1994

Current liabilities:
   Revolving credit facility                $   1,200          $        -
   Trade accounts payable                         350                 402
   Accrued payroll                                321                 714
   Accrued payroll taxes                          181                 258
   Accrued vacation                               438                 436
   Accrued utilities                              240                 249
   Sales tax payable                              332                 221
   Other current liabilities                      648                 643

      Total current liabilities                 3,710               2,923

Long-term debt                                 65,613              66,627
Deferred interest                               4,234               4,426
Other liabilities                                 150                 150

      Total long term liabilities              69,997              71,203

      Total liabilities                        73,707              74,126

Commitments and contingencies

Partners' capital (deficit):
   General partner                               (723)               (706)
   Limited partners                           (14,447)            (12,747)

      Total partners' deficit                 (15,170)            (13,453)

                                            $  58,537          $   60,673


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit amounts)
Unaudited

                                               Three months ended
                                                   March 31,
                                                 1995      1994
Revenues:
   Direct operating revenues:
      Lodging                                  $  6,812   $  6,405
      Food and beverage                           1,669      1,666
   Other income (principally interest)               94         88
   Lease settlement proceeds                      1,025          -
         Total Revenues                           9,600      8,159

Expenses:
   Direct operating expenses
      Lodging                                     1,712      1,638
      Food and beverage                           1,669      1,666
      Utilities                                     777        867
      Repairs and maintenance                       818        797
      Rent                                          331        324
      Insurance                                     193        179
      Property taxes                                383        421
      Marketing                                     747        692
      Other                                       1,658      1,525
   Other general and administrative                 115        205
   Depreciation and amortization                  1,376      1,399
   Interest expense                               1,516      1,511
         Total expenses                          11,317     11,159

Net loss                                         (1,717)    (3,000)

Net loss allocable to general partner               (17)       (30)

Net loss allocable to limited                  $ (1,700)  $ (2,970)

Number of limited partner
   units outstanding                              4,000      4,000

Net loss allocable to limited partners
   per unit                                    $  (0.43)  $  (0.74)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(Dollars in thousands)
Unaudited

                                        Three Months Ended March 31, 1995
                                         General   Limited
                                         Partner   Partners      Total

Balance at January 1, 1995               $ (706)   $(12,747)   $(13,453)

Net loss for the three
   months ended March 31, 1995              (17)     (1,700)     (1,717)

Balance at March 31, 1995                $ (723)   $(14,447)   $(15,170)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

                                                     Three Months Ended
                                                          March 31,
                                                       1995       1994

Cash flows from operating activities:
  Net loss                                          $(1,717)   $(3,000)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization
      of property and equipment                       1,289      1,274
    Lease settlement proceeds                        (1,025)         -
    Amortization of other assets                         87        125
    Amortization of debt discount
    Increase (decrease) from changes in:
       Accounts receivable                               67         56
       Prepaid expenses                                 332        272
       Lease and utility deposits                         -          3
       Other current assets                              30         67
       Trade accounts payable                           (52)      (174)
       Accrued payroll and payroll taxes               (470)      (366)
       Accrued vacation                                   2          -
       Accrued utilities                                 (9)       (20)
       Sales tax payable                                111        129
       Other current liabilities                          5        181
       Deferred interest                               (192)       147

     Net cash used in
       operating activities

Cash flows from investing activities:
   Additions to property and equipment                 (324)      (628)
   Increase in restricted cash                          (52)      (266)

     Net cash used in investing activities             (376)      (894)


Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

                                                    Three Months Ended
                                                        March 31,
                                                      1995      1994
Cash flows from financing activities:
   Long-term borrowings                             $     -    $   218
   Revolving credit facility borrowings               1,200      1,763

   Net cash provided by
      financing activities                            1,200      1,981

   Net decrease in cash and
      cash equivalents                                 (707)      (210)

   Cash and cash equivalents,
      beginning of period                             1,368      1,724

   Cash and cash equivalents,
      end of period                                 $   661    $ 1,514

Supplementary cash flow data:
   Interest paid                                    $ 1,697    $ 1,355

Noncash activities:
Lease settlement proceeds received
from former affiliate in the form of
stock used to reduce long-term debt                 $ 1,025    $     -


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:


In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of March 31, 1995, their results of operations for the three months ended March 31, 1995 and 1994, and their cash flows for the three months ended March 31, 1995 and 1994.

The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

Information included in the consolidated balance sheet as of December 31, 1994 has been derived from the audited balance sheet in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission (the "1994 Form 10-K"). These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and other information included in the 1994 Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and Operating Partners. Operating Partners operates under a 52/53 week fiscal year. Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

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

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") continues to manage the operations of the Inns (the "Inns") pursuant to its management agreement with Operating Partners. At March 31, 1995 and December 31, 1994, the Partnerships had approximately $70,000 and $97,000, respectively, in receivables from an entity controlled by W&H which manages certain of the lounges at the Inns.

4. OTHER ASSETS:

The components of other assets are as follows(dollar amounts in thousands):

                                March 31,     December 31,
                                  1995           1994

Deferred lease costs             $     21      $     21
Debt acquisition costs              2,839         2,839
Franchise acquisition costs           820           820
Other                                   4             4

                                    3,684         3,684

Less accumulated amortization       2,682         2,595

                                $   1,002      $  1,089


Amortization of debt acquisition costs charged to expense was $52,000 and $90,000 in the three months ended March 31, 1995 and 1994, respectively. Amortization of franchise acquisition costs charged to expense was $35,000 in each of the three months ended March 31, 1995 and 1994.

5. DEBT:

For the quarter ended March 31, 1995, no additional debt was incurred by Operating Partners for capital improvements under the Tranche A Loan portion of the Priming Loan by Operating Partners. All capital improvements and refurbishments made during the quarter ended March 31, 1995 were funded from the FF&E Reserve.

For the quarter ended March 31, 1995, Operating Partners borrowed
$1,200,000 of the revolving credit portion of the Priming Loan, defined as the Tranche B Loan, based upon insufficient working capital during the first quarter of 1995. As of March 31, 1995 the balance of the Tranche B Loan is $1,200,000.


Long-term debt consists of the following:

                                       March 31, 1995   December 31, 1994
Mortgage Notes, net of
   unamortized discount                 $ 54,113,000     $   55,127,000

Priming loan                              12,700,000         11,500,000
                                          66,813,000         66,627,000
Less revolving credit portion
   of Priming Loan, due currently          1,200,000                  -

                                        $ 65,613,000     $   66,627,000

Unamortized discount on the Mortgage Notes was $236,000 and $247,000 at March 31, 1995 and December 31, 1994, respectively.

6. COMMITMENTS AND CONTINGENCIES:

In November, 1994 the Mortgage Lenders received 127,924 shares of New Common Stock in Prime Hospitality Corp. as further recovery from the Prime Hospitality Corp. Settlement. These shares were sold by the Mortgage Lenders, and the proceeds of $1,025,000 were utilized by the Mortgage Lenders to reduce the principal balance of the Mortgage Notes and were recognized by the Partnerships as lease settlement proceeds, in the first quarter of 1995.

No further recovery from the Settlement is expected by the Partnerships. Should any further recovery be received by the Mortgage Lenders, the proceeds would be utilized to reduce the principal balance of the Mortgage Notes, upon valuation in accordance with the Omnibus Agreement. At the time the principal reduction of the Mortgage Notes occurs, the Partnerships will recognize lease settlement proceeds.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership derives its income from its interest in Operating Partners, whose income currently is derived from the operations of the Inns. As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of the Partnership to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns.

Historically, occupancies at the Inns and cash flows from their operations are lowest during the winter months. Operating Partners were required to borrow $1,200,000 from the Tranche B Loan to supplement cash flows from operations during the first quarter of 1995.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

The net loss for quarter ended March 31, 1995 decreased to $1,717,000 from $3,000,000 in the first quarter of 1994. The decrease in net loss in the first quarter of 1995 was attributable in part to the $1,025,000 of lease settlement proceeds. Excluding the lease settlement proceeds and other non-operating income (principally interest income), the net loss from operations in the first quarter of 1995 decreased to $2,836,000 from $3,088,000 in the corresponding quarter of 1994.

Total revenues for the three months ended March 31, increased to $9,600,000 in 1995 from $8,159,000 in 1994. Total revenues for the first quarter of 1995 included $1,025,000 of lease settlement proceeds from the Settlement with Prime. Total revenues from operations increased for the three months ended March 31, from $8,071,000 in 1994 to $8,481,000 in 1995. The increase is attributable to the increase in room revenue, which is due to the achievement of higher Average Daily Room Rates (ADR) at the Inns.


The following table compares room revenues, occupancy percentage levels and ADR, for the periods indicated:


                            Three Months Ended
                                 March 31,
                             1995          1994
Room Revenues            $6,812,000    $6,405,000
Occupancy                     47.8%         48.0%
ADR                          $59.84        $56.33


The increase in ADR in the first quarter of 1995 over the same period in 1994 can be attributed to the improved condition of the Inns from the improvements completed in 1994 under the Capital Improvement Plan and the continued additions to property and equipment made by Operating Partners to maintain the competitive condition of the Inns. The Inns' improved conditions have enabled them to attract market segments with higher ADR and become less dependent upon the defense industry and recover business from the insurance, healthcare, and and other government industries. Attracting the market segments with higher ADR has also been accomplished through effective marketing and sales promotions. The ADR increased $3.51, from a $56.33 ADR in the first quarter of 1994 to a $59.84 ADR in the first quarter of 1995. In attracting the market segments with higher ADR, the Inns have had to remove some of their lower ADR market segments (such as airline crews). This caused a slight decline in occupancies in the first quarter of 1995 to 47.8% as compared to 48.0% in the corresponding quarter of 1994. Due to the intense competition in the areas where the Inns are located, it will be difficult to significantly increase the occupancy levels of the Inns. Contributing to future competition are certain pending competitor changes, most significantly, conversions in franchise affiliation of competitor hotels to a Holiday Inn franchise. However, it is anticipated that the Inns can continue to improve their mix of market segments and thereby increase ADR and improve profit margins.

Direct operating expenses increased to $8,310,000 for the quarter ended March 31, 1995 from $8,044,000 in the corresponding quarter of 1994. The increase in direct operating expenses in the first quarter of 1995, compared to the first quarter of 1994, resulted from increased lodging expenses, reflecting higher labor costs and increased costs of lodging amenities (caused by the change in market segment mix to higher ADR segments where certain additional guest amenities are provided), marketing expenses and increases in other operating expenses. The increase in revenues contributed to the increase in "Other: direct operating expenses that are based upon revenues, such as certain administrative and general expenses, Inn management fees and framchise fees. Utility costs decreased from $867,000 for the quarter ended March 31, 1994 to $777,000 in the corresponding quarter of 1995, which is attributable to the milder weather conditions during the first quarter of 1995, than in the first quarter of 1994.

Liquidity and Capital Resources


The following table represents the changes in cash and cash equivalents for the three months ended March 31, 1995:


Net cash used in operating activities         $(1,531)
Net cash used in investing activities            (376)
Net cash provided by financing activities       1,200
Net decrease in cash and cash equivalents     $  (707)


For the quarter ended March 31, 1995, operating expenses exceeded cash provided by operating revenues of the Inns and the Partnership. Historically, cash flows from the operations of the Inns are lowest during the winter months.

Net cash used in investing activities for the quarter ended March 31, 1995 included $324,000 in additions to property and equipment. Other cash used in investing activities includes restricted deposits into the Tax Escrow Account, and the FF&E Reserve. Funding to the FF&E Reserve increased to 5% of revenues beginning in 1995, from 4% in 1994, as required under the Priming Loan. For the three months ended March 31, 1995, funding to the FF&E Reserve exceeded capital expenditures funded from the FF&E Reserve by $18,000. Required funding to the Tax Escrow Account and interest earned in the Interest Reserve Account increased by $34,000 during the three months ended March 31, 1995.

Cash provided by financing activities was $1,200,000, representing borrowings under the Tranche B portion of the Priming Loan for operating cash deficiencies during the quarter ended March 31, 1995.

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


            									PRIME MOTOR INNS LIMITED PARTNERSHIP
												       		(REGISTRANT)
									           	BY: Prime-American Realty Corp.
									           	General Partner


Date: May 8, 1995					By:	/s/ S. Leonard Okin
                        		S. Leonard Okin
                        		Vice President