Form 10-Q
period 1995-06-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1995-08-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1995

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
INDEX


                                                                PAGE
                                                               NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

			Consolidated Balance Sheets -
				June 30, 1995 and December 31, 1994						             	3

			Consolidated Statements of Operations - Three
           	and Six Months Ended June 30, 1995 and 1994				5

			Consolidated Statements of Partners' Deficit -
				Six Months Ended June 30, 1995							                 	6

			Consolidated Statements of Cash Flows -
				Six Months Ended June 30, 1995 and 1994			           		7

			Notes to Consolidated Financial Statements				         	9

Item 2.	Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations														                              12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K							         15

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  June 30,
                                                   1995       December 31,
ASSETS                                          (Unaudited)      1994

Current assets:
Cash and cash equivalents                        $    1,893    $    1,368
Accounts receivable, net of
  allowance for doubtful
  accounts in 1995 and 1994
  of $20 and $19, respectively                          736           881
Prepaid expenses                                        303           986
Other current assets                                    382           391

Total current assets                                  3,314         3,626

Property and equipment
  net of accumululated depreciation
  and amortization                                   53,169        54,881

Cash and cash equivalents restricted for:
  Acquisition of property & equipment                   558           610
  Interest and taxes                                    535           467

Total restricted cash & cash
  equivalents                                         1,093         1,077

Other assets, net                                       915         1,089

                                                  $  58,491    $   60,673

                                   Continued

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                                  June 30,
                                                   1995      December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)     (Unaudited)      1994

Current liabilities:
  Trade accounts payable                          $     475    $      402
  Accrued payroll                                       574           714
  Accrued payroll taxes                                 346           258
  Accrued vacation                                      436           436
  Accrued utilities                                     268           249
  Sales tax payable                                     474           221
  Other current liabilities                             859           643

    Total current liabilities                         3,432         2,923

Long-term debt                                       65,624        66,627
Deferred interest                                     4,062         4,426
Other liabilities                                       150           150

    Total long term liabilities                      69,836        71,203

    Total liabilities                                73,268        74,126

Commitments and contingencies

Partners' capital (deficit):
    General partner                                    (719)         (706)
    Limited partners                                (14,058)      (12,747)

      Total partners' deficit                       (14,777)      (13,453)

                                                  $  58,491    $   60,673

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per Unit amounts)
                                 Unaudited


                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                           1995        1994    1995      1994

Revenues:
  Lodging                                  $10,572  $10,069  $17,384  $16,474
  Food & beverage                            2,239    2,311    3,908    3,977
Other income (principally interest)            100      100      194      188
Lease settlement proceeds                        -        -    1,025        -
    Total revenues                          12,911   12,480   22,511   20,639

Expenses:
  Direct operating expenses
    Lodging                                  2,154    2,121    3,866    3,759
    Food and beverage                        2,045    2,002    3,736    3,603
    Utilities                                  611      629    1,388    1,496
    Repairs and maintenance                    927      884    1,745    1,681
    Rent                                       328      318      659      642
    Insurance                                  193      179      386      358
    Property taxes                             383      451      766      872
    Marketing                                  867      867    1,614    1,559
    Other                                    1,930    2,013    3,588    3,540
  Other general and administrative             173       89      288      294
Depreciation and amortization                1,366    1,403    2,742    2,800
Interest expense                             1,541    1,530    3,057    3,041
    Total expenses                          12,518   12,486   23,835   23,645

Net income (loss)                              393       (6)  (1,324)  (3,006)

Net income (loss) allocable to
    general partner                              4        -   (   13)  (   30)

Net income (loss) allocable to
    limited partners                       $   389  $    (6) $(1,311) $(2,976)

Number of limited partnerunits outstanding   4,000    4,000    4,000    4,000

Net income (loss) allocable to limited
    partners per Unit                      $  0.10  $     -  $ (0.33) $ (0.74)

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

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                            (Dollars in thousands)
                                   Unaudited

                                              Six Months Ended June 30, 1995
                                               General   Limited
                                               Partner   Partners      Total

Balance at January 1, 1995                     $  (706)  $(12,747)  $(13,453)

Net loss for the six
  months ended June 30, 1995                       (13)    (1,311)    (1,324)

Balance at June 30, 1995                        $ (719)  $(14,058)  $(14,777)

                  The accompanying  notes are an integral part
                    of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               Unaudited

                                                        Six Months Ended
                                                            June 30,
                                                       1995          1994

Cash flows from operating activities:
  Net loss                                          $(1,324)      $(3,006)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization
    of property and equipment                         2,568         2,550
  Lease settlement proceeds                          (1,025)            -
  Amortization of other assets                          174           250
  Amortization of debt discount                          22            20
  Increase (decrease) from changes in:
    Accounts receivable                                 145          (283)
    Prepaid expenses                                    683           780
    Lease and utility deposits                            -             3
    Other current assets                                  9            65
    Trade accounts payable                               73           100
    Accrued payroll and payroll taxes                   (52)          (98)
    Accrued vacation                                      -             3
    Accrued utilities                                    19           (19)
    Sales tax payable                                   253           308
    Other current liabilities                           216           167
    Deferred interest                                  (364)          284

  Net cash provided by
    operating activities                              1,397         1,124

Cash flows from investing activities:
  Additions to property and equipment                  (856)       (1,620)
  Increase in restricted cash                           (16)         (623)

Net cash used in investing activities                  (872)       (2,243)


Continued

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                    PRIME MOTOR INNS LIMITED PARTNERSHIP
                     AND SUBSIDIARY LIMITED PARTNERSHIP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 Unaudited

                                                        Six Months Ended
                                                            June 30,
                                                       1995          1994

Cash flows from financing activities:
    Long-term borrowings                            $     -       $   675
    Borrowings under revolving credit
      facility                                        1,200         1,763
    Repayment of revolving credit facility           (1,200)       (1,763)

    Net cash provided by
      financing activities                                -           675

    Net increase (decrease) in cash and
      cash equivalents                                  525          (444)

    Cash and cash equivalents,
      beginning of period                             1,368         1,724

    Cash and cash equivalents,
      end of period                                 $ 1,893       $ 1,280

Supplementary cash flow data:
  Interest paid                                     $ 3,399       $ 2,737

Noncash activities:
  Lease settlement proceeds received
    from former affiliate in the form of
    stock used to reduce long-term debt             $ 1,025      $     -


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     PRIME MOTOR INNS LIMITED PARTNERSHIP
                      AND SUBSIDIARY LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred collectively as the "Partnerships", contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of June 30, 1995, their results of operations for the three and six months ended June 30, 1995 and 1994, and their cash flows for the six months ended June 30, 1995 and 1994.

The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At June 30, 1995 and December 31, 1994, the Partnerships had approximately $77,000 and $97,000, respectively, in receivables from an entity controlled by W&H which manages certain of the lounges at the Inns.

OTHER ASSETS:

The components of other assets are as follows (dollar amounts in thousands):

                                 June 30,     December 31,
                                   1995           1994

Deferred lease costs            $       21    $       21
Debt acquisition costs               2,839         2,839
Franchise acquisition
  fees                                 820           820
Other                                    4             4

                                     3,684         3,684

Less accumulated
  amortization                       2,769         2,595

                                 $     915    $    1,089

Amortization of debt acquisition costs charged to expense was $104,000 and $180,000 in the six months ended June 30, 1995 and 1994, respectively. Amortization of franchise acquisition costs charged to expense was $70,000 in each of the six months ended June 30, 1995 and 1994.

DEBT:

For the six months ended June 30, 1995, no additional debt was incurred by Operating Partners for capital improvements under the Tranche A Loan portion of the Priming Loan. All capital improvements and refurbishments made during the six months ended June 30, 1995 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1995, Operating Partners borrowed $1,200,000 of the revolving credit portion of the Priming Loan, defined as the Tranche B Loan, to fund operating expenses that could not be paid from operating revenues. In the second quarter of 1995, Operating Partners repaid the entire Tranche B Loan from excess working capital.

Long-term debt consists of the following:
                                         June 30, 1995     December 31, 1994

Mortgage Notes, net of
  unamortized discount                   $  54,124,000       $    55,127,000

Priming loan                                11,500,000            11,500,000

                                         $  65,624,000       $    66,627,000

Unamortized discount on the Mortgage Notes was $225,000 and $247,000 at June 30, 1995 and December 31, 1994, respectively.

COMMITMENTS AND CONTINGENCIES:

In November, 1994 the Mortgage Lenders received 127,924 shares of common stock in Prime Hospitality Corp. on account of claims asserted in the bankruptcy reoganization of Prime Motor Inns, Inc. These shares were subsequently sold by the Mortgage Lenders, and the proceeds of $1,025,000 were utilyzed by the Mortgage Lenders to reduce the principal balance of the Mortgage Notes and were recognized by the Partnerships as lease settlement proceeds, in the first quarter of 1995.

No further recovery is expected by the Partnerships on account of such claims. Should any further recovery be received by the Mortgage Lenders, the proceeds would be utilized to reduce the principal balance of the Mortgage Notes. At the time the principal reduction of the Mortgage Notes occurs, the Partnerships will recognize lease settlement proceeds.


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

Results of Operations

Operations in the second quarter of 1995 generated net income of $393,000, compared to a $6,000 net loss for the same quarter of 1994. Total net loss for the six months ended June 30, 1995 was $1,324,000, compared to a net loss of $3,006,000 in the first six months of 1994. The decrease in losses reflects the $1,025,000 in lease settlement proceeds received in the first quarter of 1995 coupled with an increase in lodging revenues.

Total revenues for the three months ended June 30, 1995 increased to $12,911,000 from $12,480,000 in the corresponding quarter of 1994. Excluding the $1,025,000 in lease settlement proceeds received, total revenues from operations in the six months ended June 30, 1995 rose $847,000, to $21,486,000, compared to $20,639,000 for the first six months of 1994.
The increase is attributable to the increase in room revenue, which is due to the achievement of higher Average Daily Rates (ADR) at the Inns, as occupancy has remained flat.

The following table compares room revenues, occupancy percentage levels and ADR, for the periods indicated:

                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             1995          1994          1995          1994

Room Revenues            $10,572,000   $10,069,000   $17,384,000   $16,474,000
Occupancy                      69.4%         69.4%         58.6%         58.7%
ADR                           $64.74        $61.79        $62.74        $59.56

The Inns have achieved increases in ADR in the second quarter and in the first six months of 1995 over the same periods in 1994 due to the upgraded condition of the Inns from the improvements completed in 1994 under the Capital Improvement Program and the continued additions to property and equipment made by Operating Partners to maintain the competitive condition of the Inns. The improved condition of the Inns, together with effective internal marketing and sales efforts and promotions, have enabled the Partnerships to reposition the Inns, thereby changing the mix of market segments at the Inns and attracting market segments that pay a higher ADR. The Inns have become less dependent upon the defense industry and airline crews, and have recovered business from the insurance, healthcare, and other government industries. The ADR increased $2.95, from a $61.79 ADR in the second quarter of 1994 to a $64.74 ADR in the second quarter of 1995. Overall, the ADR has increased 5.3%, or $3.18, in the first six months of 1995 compared to the first six months of 1994.

Occupancies were flat at 69.4% in the second quarters of 1995 and 1994. Due to the intense competition in the areas where the Inns are located, it will be difficult to significantly increase the occupancy levels of the Inns. In general, occupancies throughout the Middle Atlantic states have been flat. Contributing to future competition are certain pending competitor changes, most significantly, conversions in franchise affiliation of competitor hotels to a Holiday Inn franchise. However, it is anticipated that the Inns can continue to improve or maintain their mix of market segments and thereby increase ADR and improve profit margins.

Food and beverage revenues for the quarter and six months ended June 30, 1995, declined slightly, from $2,311,000 in the second quarter of 1994 to $2,239,000 in the second quarter of 1995 and from $3,977,000 in the first half of 1994 to $3,908,000 in the first half of 1995. The decline is attributable to the change in mix of market segments, since some of the market segments that pay a lower ADR and were displaced, used the restaurant and banquet facilities at the Inns more than some of the higher ADR segments.

Direct operating expenses were comparable between the quarter ended June 30, 1995 and the corresponding quarter of 1994, declining slightly from $9,464,000 in 1994 to $9,439,000 in 1995. Normal increases in variable operating expenses, especially those that are revenue based, were offset by cost savings during the second quarter of 1995. Other general and administrative costs increased in the second quarter of 1995, compared to the same quarter of 1994, as a result of certain items being expensed in the second quarter of 1995, while in 1994 those expenses were reflected in the first quarter. However, other general and administrative expenses were $288,000 in the first half of 1995, compared to $294,000 in the first half of 1994. Depreciation and amortization expenses decreased to $1,366,000 in the second quarter of 1995 from $1,403,000 in 1994, due to certain items becoming fully amortized at the end of the first quarter of 1995.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the six months ended June 30, 1995:

Net cash provided by operating activities    $ 1,397
Net cash used in investing activities           (872)
Net cash provided by financing activities          -

Net increase in cash and cash equivalents    $   525

The Inns have historically experienced negative cash flow from operations in the first quarter of each year and increased cash flows from operations beginning in the second quarter of each year. As a result of the increase in revenues in the quarter and six months ended June 30, 1995, compared to the same periods of 1994, coupled with the generally unchanged total expenses, the Partnership's margins improved in the second quarter and first half of 1995 compared to the same periods of 1994, resulting in positive cash flow from operations.

Net cash used in investing activities for the six months ended June 30, 1995 included $856,000 in additions to property and equipment. Other cash used in investing activities includes restricted deposits into the Tax Escrow Account and the FF&E Reserve. Funding to the FF&E Reserve increased to 5% of revenues beginning in 1995, from 4% in 1994, as required under the Priming Loan. For the six months ended June 30, 1995, funding to the FF&E Reserve was exceeded by capital expenditures funded from the FF&E Reserve by $52,000. Required funding to the Tax Escrow Account and interest earned in the Interest Reserve Account increased by $68,000 during the six months ended June 30, 1995.

During the first quarter of 1995, borrowings of $1,200,000 under the Tranche B portion of the Priming Loan funded operating cash deficiencies. During the second quarter of 1995, Operating Partners repaid the entire $1,200,000 Tranche B Loan from excess working capital.

In September 1994, Holiday Inns, Inc. ("HII") announced a new Core Modernization Program (the "Core Modernization Program"). HII has informed the Partnership that it is temporarily exempt from the current category of hotels included in the Core Modernization Program, due to the completion, by Operating Partners, of its capital improvement program. HII has further informed Operating Partners that the Inns may be reviewed for the Core Modernization Program at the beginning of 1996 or thereafter. The Core Modernization Program may require capital expenditures, not currently determinable, be made at certain of the Inns in order for those Inns to retain their Holiday Inn franchises. Accordingly, Operating Partners must evaluate for each of the Inns, the relative benefits and costs of renewing the Holiday Inns franchise for that Inn, operating that Inn under other franchises that may be available, and the possible sale of that Inn.


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


									                      	PRIME MOTOR INNS LIMITED PARTNERSHIP
													                             	(REGISTRANT)
									                      	By: Prime-American Realty Corp.
									                          	General Partner




Date: August 8, 1995			        	By:	/s/ S. Leonard Okin
                                  		S. Leonard Okin
                                  		Vice President