Form 10-Q
period 1995-09-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1995-11-13
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 1995

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
INDEX



                                                                	PAGE
                                                               	NUMBER
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

Consolidated Balance Sheets -
September 30, 1995 and December 31, 1994		                    				3

Consolidated Statements of Operations - Three
and Nine Months Ended September 30, 1995 and 1994              			5

Consolidated Statements of Partners' Deficit -
Nine Months Ended September 30, 1995                       							6

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 1995 and 1994                 				7

Notes to Consolidated Financial Statements						                  9

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of
Operations                           					         									  	  12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K							  	             15



PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                              September 30,
                                                  1995         December 31,
ASSETS                                         (Unaudited)         1994

Current assets:
Cash and cash equivalents                     $    1,876       $    1,368
Accounts receivable, net of
  allowance for doubtful
  accounts in 1995 and 1994
  of $20 and $19, respectively                       938              881
Prepaid expenses                                     836              986
Other current assets                                 379              391
  Total current assets                             4,029            3,626

Property and equipment
  net of accumulated depreciation
  and amortization                                52,426           54,881

Cash and cash equivalents restricted for:
  Acquisition of property & equipment              1,020              610
  Interest and taxes                                 456              467

  Total restricted cash & cash
  equivalents                                      1,476            1,077

Other assets, net                                    839            1,089

                                               $  58,770        $  60,673

Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                            September 30,
                                                1995            December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)  (Unaudited)           1994

Current liabilities:
  Trade accounts payable                      $    550            $    402
  Accrued payroll                                  588                 714
  Accrued payroll taxes                            114                 258
  Accrued vacation                                 436                 436
  Accrued utilities                                286                 249
  Sales tax payable                                475                 221
  Other current liabilities                      1,078                 643

  Total current liabilities                      3,482               2,923

Long-term debt                                  65,634              66,627
Deferred interest                                3,875               4,426
Other liabilities                                  150                 150

  Total long term liabilities                   69,659              71,203

  Total liabilities                             73,141              74,126

Commitments and contingencies

Partners' capital (deficit):
  General partner                                 (715)               (706)
  Limited partners                             (13,656)            (12,747)
  Total partners' deficit                      (14,371)            (13,453)

                                              $ 58,770            $ 60,673

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per Unit amounts)
Unaudited


                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                         1995       1994      1995      1994

Revenues:
  Lodging                              $11,317   $10,386   $28,701   $26,860
  Food & beverage                        2,171     2,211     6,079     6,188
Other income (principally interest)        110        92       304       280
Lease settlement proceeds                    -         -     1,025         -

  Total revenues                        13,598    12,689    36,109    33,328

Expenses:
Direct operating expenses
  Lodging                                2,376     2,278     6,242     6,037
  Food and beverage                      2,067     2,002     5,803     5,605
  Utilities                                853       790     2,241     2,286
  Repairs and maintenance                  885       871     2,630     2,552
  Rent                                     329       330       988       972
  Insurance                                193       180       579       538
  Property taxes                           383       363     1,149     1,235
  Marketing                                908       905     2,522     2,464
  Other                                  2,113     1,944     5,701     5,484
Other general and administrative           213       234       501       528
Depreciation and amortization            1,370     1,408     4,112     4,208
Interest expense                         1,502     1,514     4,559     4,555
  Total expenses                        13,192    12,819    37,027    36,464

Net income (loss)                          406    (  130)   (  918)   (3,136)

Net income (loss) allocable to
  general partner                            4    (    1)   (    9)   (   31)

Net income (loss) allocable to
  limited partners                     $   402   $(  129)  $(  909)  $(3,105)

Number of limited partner
  Units outstanding                      4,000     4,000     4,000     4,000

Net income (loss) allocable to limited
  partners per Unit                    $  0.10   $( 0.03)  $( 0.23)   $(0.78)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(Dollars in thousands)
Unaudited

                                          Nine Months Ended September 30, 1995
                                            General      Limited
                                            Partner      Partners      Total

Balance at January 1, 1995                  $ (706)      $(12,747)   $(13,453)

Net loss for the nine months
  ended September 30, 1995                      (9)          (909)       (918)

Balance at September 30, 1995               $ (715)      $(13,656)   $(14,371)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

                                                   Nine Months Ended
                                                      September 30,
                                                    1995       1994

Cash flows from operating activities:
  Net loss                                        $(  918)   $(3,136)
  Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization
      of property and equipment                     3,862      3,830
    Lease settlement proceeds                      (1,025)         -
    Amortization of other assets                      250        375
    Amortization of debt discount                      32         30
    Increase (decrease) from changes in:
      Accounts receivable                          (   57)    (  588)
      Prepaid expenses                                150        135
      Lease and utility deposits                        -          3
      Other current assets                             12         15
      Trade accounts payable                          103     (  140)
      Accrued payroll and payroll taxes            (  270)    (  204)
      Accrued vacation                                  -          5
      Accrued utilities                                37     (   23)
      Sales tax payable                               254        279
      Other current liabilities                       435        254
      Deferred interest                            (  551)       433

    Net cash provided by
      operating activities                          2,314      1,412

Cash flows from investing activities:
  Additions to property and equipment              (1,407)    (2,073)
  (Increase) decrease in restricted cash           (  399)       131

Net cash used in investing activities              (1,806)    (1,942)


Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

                                                    Nine Months Ended
                                                      September 30,
                                                     1995       1994

Cash flows from financing activities:
  Long-term borrowings                             $     -     $   675
  Borrowings under revolving credit
    facility                                         1,200       1,763
  Repayment of revolving credit facility            (1,200)     (1,763)

Net cash provided by
  financing activities                                   -         675

Net increase in cash and
  cash equivalents                                     508         145

Cash and cash equivalents,
  beginning of period                                1,368       1,724

Cash and cash equivalents,
  end of period                                    $ 1,876     $ 1,869

Supplementary cash flow data:
  Interest paid                                    $ 5,078     $ 4,092

Noncash activities:
  Lease settlement proceeds received
    from former affiliate in the form of
    stock used to reduce long-term debt            $ 1,025     $     -


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments necessary to present fairly the financial position of the Partnerships as of September 30, 1995, their results of operations for the three and nine months ended September 30, 1995 and 1994, and their cash flows for the nine months ended September 30, 1995 and 1994.

The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

Net Income (Loss) Per Unit

Net income (loss) per Unit is calculated based on net income (loss) allocable to limited partners divided by the 4,000,000 Units outstanding.

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At September 30, 1995 and December 31, 1994, the Partnerships had approximately $22,000 and $97,000, respectively, in receivables from an entity controlled by W&H which manages certain of the lounges at the Inns.

4. OTHER ASSETS:

The components of other assets are as follows(dollar amounts in thousands):

                               September 30,    December 31,
                                  1995             1994

Deferred lease costs             $       21      $       21
Debt acquisition costs                2,839           2,839
Franchise acquisition
  fees                                  820             820
Other                                     4               4

                                      3,684           3,684

Less accumulated
  amortization                        2,845           2,595

                                  $     839      $    1,089


Amortization of debt acquisition costs charged to expense was $145,000 and $270,000 in the nine months ended September 30, 1995 and 1994, respectively. Amortization of franchise acquisition costs charged to expense was $105,000 in each of the nine months ended September 30, 1995 and 1994.

5. DEBT

For the nine months ended September 30, 1995, no additional debt was incurred by Operating Partners for capital improvements under the Tranche A Loan portion of the Priming Loan. All capital improvements and refurbishments made during the nine months ended September 30, 1995 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1995, Operating Partners borrowed $1,200,000 of the revolving credit portion of the Priming Loan, defined as the Tranche B Loan, to fund operating expenses that could not be paid from operating revenues. In the second quarter of 1995, Operating Partners repaid the entire Tranche B Loan from excess working capital.

Long-term debt consists of the following:
                                        September 30, 1995   December 31, 1994

Mortgage Notes, net of
  unamortized discount                    $  54,134,000        $  55,127,000

Priming loan (Tranche A Loan)                11,500,000           11,500,000

                                          $  65,634,000        $  66,627,000

Unamortized discount on the Mortgage Notes was $215,000 and $247,000 at September 30, 1995 and December 31, 1994, respectively.

6. COMMITMENTS AND CONTINGENCIES:

In November, 1994 the Mortgage Lenders received 127,924 shares of common stock in Prime Hospitality Corp. on account of claims asserted in the bankruptcy reorganization of Prime Motor Inns, Inc. These shares were subsequently sold by the Mortgage Lenders, and the proceeds of $1,025,000 were utilyzed by the Mortgage Lenders to reduce the principal balance of the Mortgage Notes and were recognized by the Partnerships as lease settlement proceeds, in the first quarter of 1995.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership derives its income from its interest in Operating Partners, whose income currently is derived from the operations of the Inns. As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns.

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

Results of Operations

Operations in the third quarter of 1995 generated net income of $406,000, compared to a $130,000 net loss for the same quarter of 1994. The net income achieved in the third quarter of 1995 over the same quarter of 1994 is reflective of the increase in lodging revenues. Total net loss for the nine months ended September 30, 1995 was $918,000, compared to a net loss of $3,136,000 in the first nine months of 1994. The decrease in loss reflects the $1,025,000 in lease settlement proceeds received in the first quarter of 1995 along with the increase in lodging revenues earned in the first nine months of 1995 as compared to the first nine months of 1994.

Total revenues for the three months ended September 30, 1995 increased to $13,598,000 from $12,689,000 in the corresponding quarter of 1994. Excluding the $1,025,000 in lease settlement proceeds received, total revenues from operations in the nine months ended September 30, 1995 rose $1,756,000, to $35,084,000, compared to $33,328,000 for the first nine months of 1994. The increase is attributable to the increase in lodging revenue, which is primarily due to the achievement of higher Average Daily Rates (ADR) at the Inns.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                              Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                              1995         1994          1995         1994

Lodging Revenues           $11,317,000  $10,386,000   $28,701,000  $26,860,000
Occupancy                        72.2%        72.7%         63.2%        63.4%
ADR                             $67.06       $61.10        $64.39       $60.15


At the end of the second quarter of 1994, Operating Partners completed the $13,000,000 Capital Improvement Program in order to re-establish the competitiveness of the Inns in their respective markets. In addition, Operating Partners has continued to maintain and upgrade the Inns, as reflected in the capital additions of $1,407,000 during the nine months ended September 30, 1995. By upgrading and maintaining the condition of the Inns, and conducting effective internal marketing and sales promotions, Operating Partners has been able to
reposition the mix of market segments at the Inns.   The Inns have been able
to attract market segments that are willing to pay higher room rates, and the Inns have been able to become less dependent upon higher volume, lower ADR guests, such as airline crews. The overall ADR increased $5.96, from a $61.10 ADR in the third quarter of 1994 to a $67.06 ADR in the third quarter of 1995. Overall, the ADR has increased 7.0%, or $4.24, in the first nine months of 1995 compared to the first nine months of 1994.

Occupancies decreased .5%, to 72.2% in the third quarter of 1995, as compared to 72.7% in the same quarter of 1994. This decline in occupancy is related to the reduction of the lower rated higher volume market segments at the Inns. Operating Partners believes it will continue to be difficult to significant increase the occupancy levels of the Inns due to the lack of significant increases in demand where the Inns are located. Contributing to current and future competition are certain competitor changes, the most significant of which are conversions of competitor hotels to a Holiday Inn franchise. However, it is anticipated that the Inns can continue to improve their mix of market segments and thereby increase ADR and improve profit margins.

Food and beverage revenues for the quarter and nine months ended September 30, 1995, declined slightly, from $2,211,000 in the third quarter of 1994 to $2,171,000 in the third quarter of 1995 and from $6,188,000 in the first nine months of 1994 to $6,079,000 in the first nine months of 1995. The decline is attributable to the change in mix of market segments, since some of the lower ADR market segments that were displaced used the restaurant and banquet facilities at the Inns more than some of the higher ADR segments that replaced them.

Direct operating expenses increased for the quarter ended September 30, 1995 to $10,107,000 from $9,663,000 during the corresponding quarter of 1994. A portion of this increase is in lodging expenses, such as room amenities, travel agent commissions and guest supplies, incurred in servicing the higher rated market segments. In addition, food and beverage costs increased during the third quarter of 1995 over the same quarter of 1994, representing inflationary increases in food and labor costs. Utility costs increased during the third quarter of 1995, caused by the hotter summer months of 1995 as compared to the milder summer months of the third quarter of 1994. Other general and administrative costs increased, reflective of those costs that are based upon revenues, such as certain administrative and general expenses, Inn management fees and franchise fees. Depreciation and Amortization decreased in the third quarter of 1995 over the previous quarter of 1994, due to certain items becoming fully amortized at the end of the first quarter of 1995.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the nine months ended September 30, 1995:


Net cash provided by operating activities     $  2,314,000
Net cash used in investing activities           (1,806,000)
Net cash provided by financing activities                -

Net increase in cash and cash equivalents     $    508,000


The Inns have historically experienced negative cash flow from operations in the first quarter of each year and increased cash flows from operations in the second and third quarters of each year. As a result of the increase in revenues in the quarter and nine months ended September 30, 1995, compared to the same periods of 1994, the Partnership's margins have improved, resulting in positive cash flow from operations.

Net cash used in investing activities totaled $1,806,000 for the nine months ended September 30, 1995. This included $1,407,000 in additions to property and equipment. Other cash used in investing activities includes restricted deposits into the Tax Escrow Account, the FF&E Reserve and the Interest Reserve Account. Funding to the FF&E Reserve increased to 5% of revenues beginning in 1995, from 4% in 1994, as required under the Priming Loan. For the nine months ended September 30, 1995, funding to the FF&E Reserve was exceeded by capital expenditures funded from the FF&E Reserve by $410,000. Required funding to the Tax Escrow Account was exceeded by the taxes paid, resulting in a $27,000 reduction of the Tax Escrow Account for the nine months ended September 30, 1995. Interest earned in the Interest Reserve Account was $16,000 for the nine months ended September 30, 1995.

During the first quarter of 1995, borrowings of $1,200,000 under the Tranche B portion of the Priming Loan funded operating cash deficiencies. During the second quarter of 1995, Operating Partners repaid the entire $1,200,000 Tranche B Loan from excess working capital.

In September 1994, Holiday Inns, Inc. ("HII") announced a new Core Modernization Program (the "Core Modernization Program"). HII has informed Operating Partners that it is temporarily exempt from the current category of hotels included in the Core Modernization Program because Operating Partners has recently completed its capital improvement program. HII has further informed Operating Partners that the Inns may be reviewed for the Core Modernization Program at the beginning of 1996 or thereafter. The Core Modernization Program may require that capital expenditures, not currently determinable, be made at certain of the Inns in order for those Inns to retain their Holiday Inn franchises. Accordingly, Operating Partners must evaluate, for each of the Inns, the relative benefits and costs of renewing the Holiday Inn franchise for that Inn, operating that Inn under other franchises that may be available and the possible sale of the Inn.

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


                      										PRIME MOTOR INNS LIMITED PARTNERSHIP
													                  	(REGISTRANT)
									                      	By: Prime-American Realty Corp.
										                      General Partner




Date: November 10, 1995	      		By:	/s/ S. Leonard Okin
                              		S. Leonard Okin
                              		Vice President












































13