Form 10-K
period 1995-12-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1996-04-01
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995.
or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ................ to ...............

Commission File No. 1-9311

PRIME MOTOR INNS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware										                           	22-2754689
(State or other jurisdiction of      (I.R.S. Employer Identification)
 incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 12, 1996 there were 4,000,000 of registrant's units of limited partnership interest outstanding. The aggregate market value of such units held by non-affiliates on that date based on the reported closing price on The New York Stock Exchange, Inc. on that date, was approximately $ 2,250,000. The
Exhibit Index is located on page 19.

PART I

Item 1.  Business

Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), were formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership and Operating Partners are referred to collectively as the "Partnerships". Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds as its principal asset a 1% partnership interest in each of the Partnerships. The business of the Partnerships is to operate and maintain 16 full-service hotels (the "Inns"), which are presently franchised as part of the "Holiday Inn" system.

The Inns were purchased from subsidiaries of Prime in December, 1986, with the proceeds of the public offering of 4,000,000 units of limited partnership interest (the "Units") in the Partnership and of the issuance and sale of $61,470,000 of mortgage notes (the "Mortgage Notes") of Operating Partners. Until November 30, 1990, the Inns were leased to AMI Management Corp. ("AMI Management"), a subsidiary of Prime, pursuant to a net lease between AMI Management and Operating Partners (the "Lease"). On September 18, 1990, Prime and certain of its subsidiaries, including AMI Management, had filed for reorganization (the "Prime Bankruptcy") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (the "Florida Bankruptcy Court") and, effective November 30, 1991, AMI Management rejected the Lease. At that time, Operating Partners, through Winegardner & Hammons, Inc. ("W&H"), a prominent hotel management company with operational experience with "Holiday Inn" franchises, took control of the Inns and commenced operation of the Inns for the account of the Partnerships.

In the opinion of the Board of the General Partner, occupancies and cash flows at the Inns during 1991 and 1990 were adversely affected by, among other things, international tensions in the Middle East and the economic recession that began in 1990, and the resulting slowdown in travel, and AMI Management's operation of the Inns, primarily in the period immediately prior to and during its bankruptcy.

To conserve cash to provide funds to maintain and improve the Inns and pay suppliers, Operating Partners suspended the monthly payments of the principal and interest on the Mortgage Notes beginning with the payments due on February 28, 1991, which constituted an event of default under, and resulted in acceleration and demand for payment of the entire outstanding balance of the Mortgage Notes. After detailed and extended negotiations among Operating Partners and its advisors and representatives of the holders of the Mortgage Notes (the "Mortgage Lenders") and their advisors, the parties agreed upon the terms of a priming loan and the restructuring of the Mortgage Notes. Three of the Mortgage Lenders (the "Priming Lenders") agreed to provide post-petition financing (the "Priming Loan") of up to an aggregate of $14 million to finance the refurbishment and upgrading of the Inns and to fund operating deficiencies, and the Mortgage Lenders agreed to restructure the Mortgage Notes, as part of a "prepackaged" reorganization of Operating Partners.

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

To continue to operate the Inns as part of the "Holiday Inn" system, beginning in July, 1991, Operating partners paid fees to acquire franchise agreements to replace those that had been held by AMI Management. Holiday Inns, Inc. and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HII") issued a new ten-year franchise agreement for Baltimore Inner Harbor
Inn to 2005, and extended to June 30, 1997 the term of the franchise agreements that previously expired prior to June 30, 1997. Continuation of the franchise agreements requires continued compliance with Holiday Inn quality standards.

Operating Partners and W&H entered into a replacement management agreement
(the "W&H Management Agreement") pursuant to which W&H manages the Inns from January 4, 1992 through 1996, renewable for two two-year renewal terms. Under the W&H Management Agreement, W&H is paid an annual base management fee of 2.25% of the gross revenues of the Inns, an incentive management fee based on defined income in excess of defined amounts, and is reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including salaries, accounting, legal, computer services, royalties, marketing, advertising, public relations, and reservation services, subject to certain limitations.

The Plan provided for the Priming Loan of $14,000,000 to Operating Partners, due December 31, 1999, bearing interest at the rate of 11% per annum, and secured by a security interest, lien and mortgage senior to all other liens on the property of Operating Partners. A portion of the Priming Loan (the "Tranche A Loan") was to be used to fund a capital improvement program, could cover the entire $14,000,000 of the Priming Loan, and is subject to a prepayment penalty of 2%. The balance of the Priming Loan (the "Tranche B Loan") was a revolving credit facility to be used to fund operating cash requirements, and was limited to the lesser of $2,500,000 and the amount of the Priming Loan that was not drawn as part of the Tranche A Loan.
Although there were borrowings under the Tranche B Loan during 1993, 1994 and 1995, there were no outstanding borrowings under the Tranche B Loan at December 31, 1993, 1994 and 1995. At December 31, 1995, the outstanding balance of the Tranche A Loan was $11,500,000 and the maximum availability under the Tranche B Loan was $2,500,000. Operating Partners must apply all revenues in excess of operating and administrative expenses, debt service, a reserve for capital replacements (the "FF&E Reserve", which amounted to 1 1/2% of gross revenues in 1993 and 4% of gross revenues in 1994 and 5% of gross revenues in 1995 and thereafter), income taxes (if the Partnerships are taxable as corporations) and amounts necessary to enable Operating Partners to maintain a working capital reserve of $2 million, to the repayment of the Tranche B Loan, then deposited into an escrow account held on behalf of the Lenders for payment of taxes and insurance, and then to pay the Tranche A Loan.
In the event of a default under the Priming Loan, the agent for the Priming Lenders may, in addition to any other remedies; cure any defaults of Operating Partners; and/or declare the entire outstanding balance of the Priming Loan to be due and payable. Default provisions under the Priming Loan include, among others, (a) default for five days in the payment of principal or interest, (b) default for five days after notice of any other amounts due under the Priming Loan documents, and (c) acquisition by any person, without the the consent of 75% in interest of the Priming Lenders, of the Partnership's interest in Operating Partners or of 50% or more of the stock of the General Partner.

The Plan also provided for the restatement of the loan agreement for the Mortgage Notes (the "Restated Loan Agreement"), under which $3,467,000 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bore interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest at the rate of 7% per annum in 1992 and 1993 and 8% in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bore interest at a rate of 10% per annum after 1994; and the maturity of the Mortgage Notes (including the Deferred Amount) was extended to, December 31, 1999. In addition, the Restated Loan Agreement includes a shared appreciation feature, upon which any sale of any of the Inns and/or upon the maturity (by acceleration, at the stated maturity date or otherwise), a portion of any appreciation in the Inns held by the Partnerships is payable as additional interest on the restructured Mortgage Notes. During the term of the restructured Mortgage Notes, operating revenues in excess of the $2 million of working capital that Operating Partners is permitted to retain and the required payments (as described in the Priming Loan) must be applied to repayment of the Mortgage Notes after the Priming Loan has been paid. The Mortgage Notes can be repaid at any time without penalty.

In addition, in consideration of the agreement of the Mortgage Lenders to the restructuring of the Mortgage Notes, Operating Partners and the Partnership deposited the deeds to the Inns and assignments of other assets of Operating Partners in escrow. Under the terms of the escrow agreement those deeds and assignments will be released from escrow to a designee of the Mortgage Lenders if certain defaults occur and continue not to be cured for 90 days. Such defaults would include, among others, (a) non-payment when due, of any principal, interest or other charges under the Priming Loan or the Mortgage Notes, (b) failure to pay rent on any ground leases, (c) failure to pay real and personal property taxes on the Inns, (d) failure to pay or provide for premiums for insurance required under the Priming Loan or the Mortgage Notes or the mortgages securing them, and (e) failure to pay operating expenses for the Inns (subject to certain rights to contest amounts claimed to be due).
In the escrow agreement, Operating Partners has agreed not to interpose any defense or objection to, or bring any lawsuit opposing, the Mortgage Lenders' exercise of their rights under the escrow agreement, or, if Operating Partners files another bankruptcy case, contest the lifting of any stay to permit the Mortgage Lenders to exercise such rights.

During 1992 and 1993, Operating Partners violated certain covenants in the Priming Loan and Restated Loan Agreements. The Mortgage Lenders and Priming Lenders (collectively, the "Lenders") consented to amendments to the Priming Loan and Restated Loan Agreements, providing for, among other things, (1) revised capital, operating and administrative expense budgets, (2) elimination of operating cash flow requirements and (3) revision of the capital improvement program for the Inns (the "Revised Capital Improvement Program").
The capital improvement program originally provided for in the Priming Loan, encompassed improvements and refurbishments with an aggregate cost of approximately $16,000,000, which were expected to be completed by December 31, 1993. The Revised Capital Improvement Program, provided for capital improvements and refurbishments totaling $13,000,872, all of which was completed by July 1, 1994. The Revised Capital Improvement Program was funded by $11,500,000 of the Tranche A Loan and $1,500,872 from the FF&E Reserve.

During the first quarter of 1995, the Lenders agreed to the 1995 operating, capital and administrative expense budgets for the Partnership, confirmed satisfactory and timely completion of the Revised Capital Improvement Program and acknowledged that the requirements of the Priming Loan with respect to the capital improvement program had been completed.

Operating Partners are currently in compliance with all covenants and requirements of the Priming Loan and Amended and Restated Loan Agreements.

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

The "Holiday Inns" franchise of ten of the Inns will expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the expiration of the franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. HII has inspected and prepared PIP's for ten of the Inns, the franchises of which expire in 1997.
HII has indicated that they may not renew the franchises of two of the Inns and accordingly has not prepared a PIP for them. Based on those PIP's, Operating Partners' current estimate of the cost of the capital expenditures could be in the range of $13,000,000, although Operating Partners believes that the scope of work and related costs are subject to negotiation. Accordingly, Operating Partners has begun the process of evaluating, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, Operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. In addition, Operating Partners will evaluate improvements and expenditures included in each PIP in order to identify those items that Operating Partners believes will enhance the Inn's ability to compete in its market and will add value to the Inn, and those improvements or expenditures that Operating Partners believes to be less necessary or to add little value. Operating Partners will then negotiate with HII the scope of work included in each PIP and the length of time that will be required to complete such improvements. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that those capital improvements will be financed partially from the FF&E Reserve and from additional financing, if available. However, under the Priming Loan and Restated Loand Agreements, approval by the Lenders will be required for any franchise changes, capital expenditures or additional financing.

The Partnerships believe that their ability to pay operating expenses, debt service (both the Mortgage Loan and Priming Loan), and to create required reserves depends on the ability of the Partnerships to increase future cash flows from operations. The Partnership has not declared nor paid any distributions to Unitholders of the Partnership since the third quarter of 1990 and no distributions are expected to be declared until cash flows are sufficient to pay operating and capital requirements, including debt service. In addition, the Partnership cannot make any distributions to the Unitholders until the Priming Loan is repaid, Mortgage Note payments are maintained and proper reserves are funded as required.

The Transfer Agent for the Partnership is First Chicago Trust Company of New York. Their address is P.O. Box 2500, Jersey City, New Jersey 07303-2500.

Certain administrative functions are performed for the Partnership by W&H. Therefore, the mailing address of the Partnership is c/o WHI, 4243 Hunt Road,
Cincinnati, Ohio  45242 (Telephone: (513) 891-2920).   The operation of the
Inns is supervised from W&H's regional office at 301 West Lombard Street, Baltimore, MD 21201.

Competition

The hotel industry is highly competitive and each of the Inns experiences significant competition from other hotels, some of which are affiliated with
national or regional chains (including the "Holiday Inn" system).   The number
of available hotel rooms in certain markets of the Inns has increased in recent years, and in many areas has reached levels in excess of peak demand. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

The demand for lodging accommodations varies seasonally and from one part of the week to another, and is dependent upon general and local economic conditions. In addition, the demand for accommodations at a particular Inn may be adversely affected by government cutbacks, changes in travel patterns caused by the relocation of highways or airports, the construction of additional highways, strikes, weather conditions, and the availability and price of gasoline and energy or other factors.

Employees

There are approximately 890 persons employed in the operation of the Inns (not including W&H employees engaged in management and supervision). Operating Partners believes its relationships with its employees are satisfactory, and that the Inns have a number of core employees and key supervisory personnel who provide experienced labor and management to the operations of the Inns.

ITEM 2.  PROPERTIES

The Inns, each of which is franchised as a "Holiday Inn", are located in Maryland, Pennsylvania and Connecticut. The franchises with HII expire on various dates as summarized in the following table.

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

The following table presents certain information concerning the Inns:

	                      								            	 Franchise		   	Status of Ownership
Location         				     	Year    Number    Expiration     Ownership by
                           Opened  of Rooms  Date 	         Operating Partners
Maryland
Baltimore Inner Harbor    	1964 		 	375		    Dec. 31, 2005		Land and building
                                                            lease
Baltimore Washington
   International Airport	 	1973(1)  259	    	June 30, 1997		Land and building
                                                            lease
Frederick						           	1963(2)		157	    	June 30, 1997		Fee
Baltimore-Cromwell Bridge 	1972     139    		Dec. 31, 1997		Fee
Baltimore-Moravia Road    	1974   		139	    	Dec. 31, 1997		Fee
Baltimore-Belmont Blvd.   	1973	 	 	135    		Dec. 31, 2001		Fee
Baltimore-Glen Burnie No. 	1973   		128     	Dec. 31, 1999		Land Lease
Baltimore-Pikesville      	1963	  		108	    	June 30, 1997 	Fee
Baltimore-Glen Burnie So. 	1965   		100    		June 30, 1997		Fee
Pennsylvania
Lancaster-Route 30      			1971   		189     	June 30, 1997		Land Lease
Lancaster-Route 501	       1964   		160    		June 30, 1997		Land Lease
York-Market Street         1964   		120     	June 30, 1997 	Land Lease
York-Arsenal Road          1970   		100     	Dec. 31, 1998		Fee
Hazleton               				1969   		107     	June 30, 1997		Fee
Connecticut
New Haven              				1965   		160     	June 30, 1997		Fee
East Hartford          				1974   		130     	June 30, 1997		Land and building
                                                            lease
Total              											    2,506

(1)  96 room addition completed in 1985
(2)  63 room addition completed in 1985

The terms of the leases (including options exercised) expire at various dates ranging from 2000 through 2024. Some of the leases contain purchase options to acquire title, with options to extend the leases for terms varying from ten to forty years. Five of the leases are subject to rental adjustments based upon inflationary indexes. The leases generally require Operating Partners to pay the cost of repairs, insurance, and real estate taxes.

Each of the properties is subject to mortgage liens securing the Priming Loan and the Mortgage Notes. Each Mortgage Note is cross-collateralized and secured by all of the Inns. In addition, the land and building under lease in the Baltimore Washington International Airport Inn is subject to an additional mortgage held by the Ground Lessor.

The Priming Loan funded the needed capital improvements and capital expenditures in order to render the condition of the Inns suitable and adequate for Operating Partners' business, correct deficiencies at the Inns, satisfy HII quality standards, perform required maintenance and repairs, restore and retain the competitive position of the Inns and substantially upgrade the Baltimore Inner Harbor Inn, which was primarily funded from the Tranche A portion of the Priming Loan. Under the Revised Capital Improvement Program, improvements and refurbishments totaling $13,000,872 were completed in 1994, $11,500,000 of which was funded by the Tranche A Loan and $1,500,872 of which was funded by the FF&E Reserve.

In addition to the completion of the Revised Capital Improvement Program, the Inns made other capital improvements during 1994 of approximately $2,773,000; and capital expenditures of approximately $2,423,000 in 1995, which were funded from the FF&E Reserve.

Item 3.  Legal Proceedings

The Partnership and Operating Partners asserted claims against Prime and AMI Management in the Prime Bankruptcy with respect to defaults under the Lease and Prime's guaranty (the "Guaranty") of certain obligations under the Lease, the operation and maintenance of the Inns prior to and following the commencement of the Prime Bankruptcy, and the rejection of the Lease and the Guaranty. Operating Partners entered into an agreement (the "Omnibus
Agreement") under which, among other things, Operating Partners assigned to the holders of the Mortgage Notes its claims (including claims in connection with such disputes) against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the Inns). In July, 1992 the Florida Bankruptcy Court approved the Prime Settlement, under which various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; Operating
Partners did not make any payments to or for the benefit of any other party;
and Prime, AMI Management and Operating Partners exchanged mutual releases.

Since 1992, Operating Partners and the Mortgage Lenders received total proceeds as a result of the Prime settlement of approximately $8,874,000, of which $8,827,000 was utilized to reduce the principal amount of the Mortgage Notes and $47,000 was used to fund capital improvements. No further recovery from the Prime Settlement is expected by the Mortgage Lenders or the Partnerships. Should any further recovery be received by the Mortgage Lenders, the proceeds would be utilized to reduce the principal balance of the Mortgage Notes, upon evaluation in accordance with the Omnibus Agreement. At the time the principal reduction of the Mortgage Notes occur, the Partnerships will recognize lease settlement proceeds.

In the ordinary course of business, the Partnership and Operating Partners are named as defendants in lawsuits relating to the operation of the Inns, principally involving claims for injury alleged to have been sustained in or near the Inns or for damages alleged to have been incurred in business dealings with Operating Partners or others in connection with the Inns. Such claims are generally covered by insurance. Claims not covered by insurance have not, individually or in the aggregate been material.

Item 4.  Submission of Matters to a Vote of Unitholders

No matter was submitted during 1995 to a vote of the Unitholders of the Partnership.

PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters

(a) The Units have been traded on the New York Stock Exchange since December 17, 1986. The following table sets forth the high and low sale price for the Partnership's Units for the calendar quarters indicated, as reported by the New York Stock Exchange:

Year     Fiscal Period     High    Low
1995     First Quarter     3/4     1/2
         Second Quarter    3/4     1/2
         Third Quarter     5/8     3/8
         Fourth Quarter    1/2     1/4

1994     First Quarter     1 3/4   1/2
         Second Quarter    1 1/2   5/8
         Third Quarter     1 3/8   3/4
         Fourth Quarter    3/4     3/8

1993     First Quarter     5/8     1/4
         Second Quarter    1 --    5/8
         Third Quarter     5/8     3/4
         Fourth Quarter    5/8     3/8

(b) On February 29, 1996, there were 643 holders of record of the Partnership's Units.

(c) No dividends have been declared or distributed since 1990. The Partnership's cash flow, which is dependent on revenues from operations of the Inns, has been insufficient to maintain quarterly distributions. In addition the Partnership cannot make any distributions to Unitholders until the Priming Loan is repaid, Mortgage Note payments are maintained and proper reserves are funded as required.

Item 6.  Selected Financial Data
                         1995 (a)   1994 (a)   1993 (a)   1992 (a)   1991 (a)
                              (in thousands, except per Unit amounts)
Operating Data:
Total revenues (b)       $ 46,720   $ 43,471   $ 45,590   $ 43,422   $ 41,417
Net loss                   (2,280)    (4,673)    (1,215)    (2,911)   (61,806)(c)
Net loss allocable
to limited partners        (2,257)    (4,626)    (1,203)    (2,882)   (61,188)(c)
Per Unit loss allocable
to limited partners      $  (0.56)  $  (1.16)  $  (0.30)  $  (0.72)  $ (15.30)

Balance Sheet Data:
Total assets             $ 57,001   $ 60,673   $ 64,009   $ 66,645   $ 61,723
Long-term debt, net
of current maturities      65,645     66,627     65,912     67,108     59,354(d)
Partners' deficit        $(15,733)  $(13,453)  $ (8,780)  $ (7,565)  $ (4,654)


(a) As a result of the fact that W&H's system of accounting for all properties under its management, operates on the basis of a calendar year deemed closed by bookkeeping purposes on that Friday which is most proximate to December 31 of any given year, the financial year of Operating Partners for 1995 ended December 29, 1995; for 1994, December 30, 1994; for 1993, December 31, 1993; for 1992,
January 1, 1993; and for 1991 January 3, 1992.

(b) Includes $374,000, $341,000, $304,000, $360,000 and $300,000 for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively, of other income (principally interest income). In addition, it includes $1,025,000, $4,389,000 and $3,375,000 for the years ended December 31, 1995, 1993 and
1992, respectively, of non-recurring revenue from the Prime Settlement.

(c) The carrying value of the Inns and related intangible assets were written down through a charge to expense in 1991 in the amount of $51,292,000.

(d) As a result of the payment default on the Mortgage Notes, the outstanding indebtedness of Operating Partners thereunder, $59,354,000 at December 31, 1991, was classified as a current liability.

The Inns' room statistics are as follows:
                       1995                    1994                     1993
               Average                 Average                  Average
               Daily Room  Occupancy   Daily Room  Occupancy    Daily Room  Occupancy
               Rate        Percentage  Rate        Percentage   Rate        Percentage
1st Quarter    $59.84      47.8%       $56.33      48.0%        $51.77      50.5%
2nd Quarter    $64.74      69.4%       $61.79      69.4%        $57.69      66.3%
3rd Quarter    $67.06      72.2%       $61.10      72.7%        $59.93      71.7%
4th Quarter    $62.51      56.8%       $58.72      57.5%        $56.76      55.6%
Full Year      $63.95      61.6%       $59.82      61.9%        $56.91      61.0%


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Partnership's actual results and could cause the Partnership's actual results in future years to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Partnership.

Financial Condition

The Partnership derives its income from its 99% interest in Operating Partners, whose income is generated from the operations of the Inns. Operating Partners receives all lodging and other revenues derived from, and is responsible for the payment of all expenses directly attributable to, the operation of the Inns.
Set forth below is information as to lodging and food and beverage revenues and expenses generated from the operations of the Inns (in thousands):

                              1995       1994       1993
Operating revenues:
Lodging                    $ 37,083   $ 34,866   $ 32,563
Food & beverage               8,238      8,264      8,334
Totals                       45,321     43,130     40,897

Direct operating expenses:
Lodging                       8,249      7,972      7,294
Food & beverage               7,809      7,509      7,514
Marketing                     3,334      3,244      3,228
Utilities                     2,956      2,875      2,978
Repairs & maintenance         3,490      3,379      3,016
Rent                          1,317      1,301      1,315
Insurance                       630        670        595
Property taxes                1,380      1,300      1,385
Other                         7,718      7,593      7,013
Totals                       36,883     35,843     34,338

Operating revenues in
excess of direct
operating expenses         $  8,438   $  7,287   $  6,559

In 1992, as part of its Plan, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and finance operating deficiencies. The improved condition of the Inns coupled with proper management and assisted by the stable economy, have enabled the Partnerships to significantly increase average daily room rates (ADR). Operating revenues have, therefore, increased to improve the cash flows to cover operating expenses, pay debt service (includingthe Tranche A Loan), make necessary and required repairs and maintenance and repay the Tranche B Loan. The ability of the Partnerships to pay operating expenses, service debt and create required reserves depends upon the ability of the Partnerships to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns, although it is the intention of the Partnerships to continue to operate as going concerns.

It is, however, the present intention of Operating Partners to sell the Moravia Inn. Operating Partners believe that the Moravia Inn will not contribute to the long term cash flow requirements of the Partnerships, and therefore the sale proceeds can better be utilized to reduce the Priming Loan debt. Operating Partners have no present intention to list any of the other Inns for sale.
As required under the Priming Loan and Restated Loan Agreement, approval by the Lenders will be required for the sale of the Moravia Inn.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, changes in interest rates, the availability of financing for operating or capital needs, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

Total revenues (excluding non-recurring income from the Prime Settlement) increased to $45,695,000 in 1995 from $43,471,000 in 1994 and $41,201,000 in 1993. Total non-recurring income from the Prime Settlement was $1,025,000 in 1995 and $4,389,000 in 1993. The Partnerships' net loss was $2,280,000 for the year ended December 31, 1995 as compared to a loss of $4,673,000 in 1994, and a loss of $1,215,000 in 1993, including the Prime Settlement proceeds. Excluding the Prime Settlement proceeds received in 1995 and 1993, the loss in 1995 of $3,305,000 decreased from the loss in 1994 of $4,673,000 and $5,604,000 in 1993. The following table compares the room revenues, occupancy percentage levels and ADR for the years indicated:

                                       1995         1994         1993
Lodging revenues (in thousands)   $   37,083   $   34,866   $   32,563
Occupancy percentage                   61.6%        61.9%        61.0%
ADR                               $    63.95   $    59.82   $    56.91


The Inns have been able to increase their respective ADR's by changing the mix of market segments (hotel guests categorized as individual business, leisure and government guests, etc. and groups such as corporate, association, tours, crews, etc.), from lower ADR to higher ADR segments. Attracting and maintaining the higher ADR segments has been accomplished by increased marketing and sales promotions and the attractiveness of the Inns as a result of the capital improvement program completed in 1994 and the continuation of capital improvements through 1995. In addition, the Inns have been able to capture new accounts from businesses that have moved into the market.
In attracting the market segments with higher ADR, the Inns have had to remove most of their lower ADR market segments (such as airline crews and tour groups). This repositioning of market segment business contributed to the decline in occupancies in 1995. Due to the intense competition, including recent conversions of competitor hotels to HII franchises, and saturation of available rooms where the Inns are located, the Partnerships and W&H believe it will continue to be difficult to substantially increase the respective occupancy levels at the Inns. Another contributing factor to the projected stagnant occupancy is that approximately one-third of the Inns are "highway oriented" location properties, which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties. Also, these "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancies. It is anticipated that the Inns can continue to improve their mix of market segments and thereby increase their ADR's and improve profit margins. This is expected to be accomplished by seeking the higher rated segments through continued participation in HII national advertising and marketing, Priority Club promotions and W&H Marketing and Sales. Also, the Inns plan to attract and target segments of business previously unattainable due to the conditions of the Inns prior to the capital improvements. The Inns have been removing the lower rated market segments, in order to have the capacity to accept more higher rated segments that may have been previously denied a guest room.

Food and beverage revenues for 1995 declined slightly to $8,238,000 from $8,264,000 in 1994 and $8,334,000 in 1993. The decline is attributed to the change in mix of market segments, since some of the market segments that pay a lower ADR and were displaced, used the restaurant and banquet facilities at the Inns more than some of the higher ADR segments. Also, the food and beverage revenues have historically fluctuated with occupancies at the Inns.

Direct operating expenses in 1995 were $36,883,000, as compared to $35,843,000 in 1994 and $34,338,000 in 1993. The increase in lodging expenses is reflective of inflationary increases in labor costs, and increases in expenses that are incurred in servicing the higher rated market segments, such as room amenities, travel agent commissions, and guest supplies. Increases in food and beverage expenses are attributable to the inflationary increases in labor costs and food costs. Repair and maintenance costs have increased in 1995 over 1994, which is reflective of the age of the Inns. In an effort to attract the higher rated market segments, the Inns have increased spending in marketing, such as advertising costs and hotel promotions. The Inns' utility cost increases are attributable to the less than favorable weather conditions in 1995 as compared to 1994, and some utility rate increases incurred at a few of the Inns. The increase in property taxes is associated with increases in real estate and personal property tax rates at certain of the Inns, as assessment values have stayed relatively stable in 1995 to that of 1994. The increases in other expenses, included in direct operating expenses, reflect higher administrative and general expenses directly incurred in the operations of the Inns and in costs that vary with revenues, such as franchise fees paid to HII, management fees paid to W&H, and credit card commissions.

Depreciation and amortization expense decreased in 1995, due to the original debt acquisition costs having been fully amortized in the first quarter of 1995. The reduction in interest expense is the result of the reduction in the outstanding principal balance of the Mortgage Notes from the $1,025,000 of Prime Settlement proceeds received in 1995.

Liquidity and Capital Resources

The changes in cash and cash equivalents are summarized as follows:
                                              1995       1994      1993
Net cash provided by operating activities  $  2,092   $  1,451   $   578
Net cash used by investing activities        (2,668)    (2,482)   (2,843)
Net cash provided by financing activities         -        675     2,331

Net increase (decrease) in cash and
cash equivalents                           $   (576)  $   (356)  $    66

In 1993, cash provided by operating revenues exceeded cash used for operating expenses of the Inns and of the Partnerships, resulting in net cash being provided by operating activities.

Cash used by investment activities equaled $2,843,000 in 1993, of which $2,685,000 was utilized for capital improvements and refurbishments.
In addition, there was a net increase in the restricted cash and cash equivalents of $158,000 in 1993, including the funding to the FF&E Reserve of 1-1/2% of gross revenues, which totaled $385,000, offset by the reduction of $52,000 in the funds required to be maintained in the property tax escrow account and the application of $175,000 that remained unexpended in 1992 from the mandatory advance balance under the Priming Loan to fund the capital improvements and refurbishments.

In 1993, borrowings from the Priming Loan provided cash for financing activities. The Partnerships borrowed $3,157,000 under the Tranche A Loan and an additional $815,000 under the Tranche B Loan. The entire balance of the Tranche B Loan was repaid from excess working capital in 1993, in the amount of $1,641,000. In addition the remaining balance of the mandatory advance was drawn down for the capital improvements.

Non cash activities in 1993 included the reduction of long term debt by $4,389,000 from the proceeds from the Prime Settlement.

In 1994, cash flows from operating activities increased, as compared to 1993, as a result of increased revenues from operations and control of operating expenses. This resulted in net cash being provided by operating activities.


In 1994, net cash used by investing activities was $2,482,000, and included additions to property and equipment of $2,773,000, partially offset by a $291,000 decrease in the restricted cash accounts. The restricted cash accounts included the net reduction in the FF&E Reserve of $305,000 (the capital expenditures of $2,056,000 which were funded from the FF&E Reserve exceeded the $1,751,000 funded to the FF&E Reserve at 4% of revenues, plus interest earned on the account) net of an increase of $14,000, in the interest reserve and tax escrow accounts.

In 1994, borrowings from the Priming Loan provided cash for financing activities. The Partnerships borrowed the remaining $675,000 under the Tranche A Loan and $1,763,000 under the Tranche B Loan. The entire Tranche B Loan borrowed to supplement cash flow deficiencies in the first quarter of 1994 was repaid from excess working capital in the second quarter of 1994.

In 1995, cash provided by operating revenues exceeded cash used for operating expenses of the Inns and of the Partnerships, resulting in net cash being provided by operating activities.

Cash used in investing activities equaled $2,668,000 in 1995, of which $2,423,000 was utilized for capital improvements and refurbishments and $245,000 of increases in restricted cash. The restricted cash accounts included the net increase in the FF&E Reserve of $221,000 (funding plus interest earned of $2,337,000 less capital expenditures of $2,117,000) and increases of $24,000 in the interest reserve and tax escrow accounts.

The Partnerships borrowed $1,200,000 from the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1995. The entire Tranche B Loan was repaid from excess working capital during the second quarter of 1995.

Until the Priming Loan is paid in full, no principal is required to be paid on the Mortgage Notes from operating cash. In 1992 and 1993, interest on the Mortgage Notes was payable at 7% per annum and at 8% per annum in 1994, with the interest rate increasing to 10% per annum after 1994 (including on the Deferred Amount). The outstanding principal amount of the Mortgage Notes has been reduced by $8,827,000 from the proceeds of the Prime Settlement ($3,419,000 during 1992, $4,383,000 during 1993, and $1,025,000 during 1995).

The Partnerships' ongoing cash requirements are for working capital, debt service and the funding of required reserves. The Partnerships' source of liquidity is the operations of the Inns, which during the winter months have been insufficient to fund working capital, debt service and required reserves. The Partnerships may however, borrow up to $2,500,000 of the Tranche B portion of the Priming Loan for operating cash deficiencies, but must repay any amount borrowed, if for any month cash on hand exceeds working capital requirements, as defined in the Priming Loan. There were no Tranche B borrowings outstanding as of December 31, 1995. Approximately $792,000 of working capital cash was on hand as of December 31, 1995.

Presently the Partnerships have a capital replacement reserve of approximately $831,000, which is available only for capital improvements and refurbishments. Beginning in 1993, the FF&E Reserve was required under the Priming Loan, to be funded on a monthly basis at 1.5% of revenues. The required funding of the FF&E Reserve increased to 4% of revenues in 1994, and 5% thereafter. The interest reserve account contains approximately $443,000. The interest reserve account was established through the initial Priming Loan, and, at the option of the Lenders, may be used to cure any default under the Priming Loan. No additional funding to the interest reserve is required under the Priming Loan.

No distributions will be made to Unitholders until the Priming Loan is paid in full, proper required reserves are maintained, and proper payments are made on the Mortgage Notes which would include principal reduction. There is no guarantee that there will ever be excess cash for such distributions to Unitholders.

The Partnerships anticipate moderate growth in the economy, in the travel and hospitality industries, in the real estate market and in the comparative attractiveness of the Inns resulting from the capital improvements (although neither the Partnership nor any of its advisors can give any assurances as to the strength or duration of any such economic growth). The Partnerships anticipate that such economic growth coupled with the improvements constantly being made to the physical condition of the Inns, continued professional management and marketing of the Inns, will result in the improvement of occupancies, room rates and related revenues, and thus create better profit margins. The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, pay debt service and satisfy the current requirements under the HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments. Further, the "Holiday Inns" franchise of ten of the Inns will expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the expiration of the franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property
Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. HII has inspected and prepared PIP's for ten of the Inns, the franchises of which expire in 1997.
HII has indicated that they may not renew the franchises of two of the Inns and accordingly has not prepared a PIP for them. Based on those PIP's, Operating Partners' current estimate of the cost of the capital expenditures could be in the range of $13,000,000, although Operating Partners believes that the scope of work and related costs are subject to negotiation. Accordingly, Operating Partners has begun the process of evaluating, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. In addition, Operating Partners will evaluate improvements and expenditures included in each PIP in order to identify those items that Operating Partners believes will enhance the Inn's ability to compete in its market and will add value to the Inn, and those improvements or expenditures that Operating Partners believes to be less necessary or to add little value. Operating Partners will then negotiate with HII the scope of work included in each PIP and the length of time that will be required to complete such improvements. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that those capital improvements will be financed partially from the FF&E Reserve and from additional financing, if available. However, under the Priming Loan and Restated Loan Agreements, approval by the Lenders will be required for any franchise changes, capital expenditures or additional financing.

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

                               	Present Position with the General Partner
Name                  Age      	and Business Experience for Past Five Years

S. Leonard Okin       62	       Vice President and Director of the General
                                Partner since inception; Managing
                                Director of the General Partner since
                                January 1, 1994; Vice President and
                                Director of First American Realty Associates, Inc., (mortgage brokers) from prior to 1989 to December 31, 1993 (1).

Robert A. Familant    44       	Director of the General Partner
                                since August 19, 1994; Treasurer/CEO
                                of Progressive Credit Union (credit
                                union) since prior to 1989 (2).

Seymour G. Siegel     53 	      Director of the General Partner since
                                November 21, 1994; President of Siegel
                                Rich Resources, Inc. (consulting firm)
                                since January 1, 1994; Senior Partner of
                                M.R. Weiser & Co. (accounting firm) from prior to 1989 (3).

(1) In 1994, with the approval of the Lenders, Mr. Okin entered into a Consulting Services Agreement (the "Consulting Services Agreement") with the Partnerships and the General Partner, giving him authority to make day to day operating decisions for the Inns, and for the purposes hereof will be referred to as Managing Director of the corporate General Partner. First American Realty Associates, Inc. had performed mortgage brokerage services for Prime Hospitality Corp., formerly Prime Motor Inns, Inc.

(2) Mr. Familant was elected and approved as an outside Director of the General Partner effective August 19, 1994.

(3) Mr. Siegel was elected and approved as an outside Director of the General Partner effective November 21, 1994.

Under the Consulting Services Agreement, Mr. Okin, as an independent contractor, performs on behalf of the Partnership, Operating Partners and the General Partner, the services normally performed by and exercises the authority normally assumed or undertaken by, the chief executive officer of a corporation. The Consulting Services Agreement was effective December 1,
1994 through December 31, 1995, and has been extended to December 31, 1996. Unless the parties or the Lenders exercise their rights to terminate the Consulting Services Agreement, it will be extended automatically for successive twelve-month periods. The Consulting Services Agreement is terminable, among other things, by 30 days prior written notice from the Partnership, Operating Partners, or the General Partner to Mr. Okin of their election not to renew the agreement at the expiration of the initial or any renewal term; for cause; by 60 days prior written notice from Mr. Okin to the General Partner of Mr. Okin's election at any time to terminate the agreement; at any time by Mr. Okin if the Partnership, Operating Partners and the General Partner for any reason are not able to maintain in place specified liability insurance coverage for Mr. Okin; and upon foreclosure by the Lenders on substantially all of the assets of the Partnerships, by notice from the Lenders to Mr. Okin given within ten days of such foreclosure.

Item 11.  Executive Compensation

As the only person performing services to the Partnerships comparable to the services of an officer, Mr. Okin is required to devote substantial time and effort to manage the Partnerships. The following table sets forth the Mr. Okin's compensation paid in respect of the fiscal year ended December 31, 1995 and 1994.

Summary Compensation Table:
Name and                                          Other Annual  Long Term     All Other
Principle Position   Year  Salary ($)  Bonus ($)  Compensation  Compensation  Compensation

S. Leonard Okin(1)   1995  $ 120,000   $   -      $       -     $       -     $        -
                     1994  $ 120,000   $   -      $       -     $       -     $        -

(1) Mr. Okin receives compensation as Managing Director of the corporate General Partner. In addition, Mr. Okin received reimbursement for out-of-pocket expenses in 1995 and 1994 totaling approximately $27,500 and $27,400, respectively (for office rent, secretarial services, utilities, airfare, postage, office supplies, etc.) and $6,250 and $3,250, respectively, for attendance at board meetings. Mr. Okin did not receive compensation in excess of $100,000 in 1993.

Directors are currently paid a fee of $1,000 for each Board meeting attended in New York and $1,500 for each meeting out of town, plus out of pocket expenses incurred for attending meetings.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1995, the number of Units owned by the officers and directors of the General Partner and by all persons owning of record or, to the knowledge of the Partnership, beneficially more than 5% of the outstanding Units. The General Partner does not own any Units.

                                        Ownership of Units
                                   Number     Total No.   Percentage
                                   of Units   of Units    of Units
Name & Address of Owner            Held       Held        Outstanding

S. Leonard Okin
c/o Prime American Realty Corp.
P.O. Box 230
Hawthorne, NJ 07507-0230           1,000      1,000       0.025%

Jerome & Marcella Yunger
5039 Mesa View Drive
Las Vegas, NV 89120              174,800

Roxanne Rose Yunger
5039 Mesa View Drive
Las Vegas, NV 89120              129,400    304,200(1)   7.605%(1)

(1)	Includes 174,800 Units held of record by Mr. & Mrs. Yunger as Trustees of the Jerome J. and Marcella M. Yunger Family Trust and 129,400 Units held of record by Roxanne Rose Yunger. The Partnership has no knowledge as to the beneficial ownership of such Units.

Item 13.  Certain Relationships and Related Transactions

During 1995 and 1994, Mr. Okin as Managing Director and Officer of the General Partner, received $153,750 and $150,650 as cash compensation for his services and reimbursement of expenses. See Item 10 and 11 above.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.Financial Statements

   	2.	Financial Statement Schedules

  					The Financial Statements and Schedules listed in the accompanying
       index on	page 24 to financial statements are filed as part of this
       Form 10-K.

				3.	Exhibits

       (2) (a)	Joint motion and stipulation before the Florida Bankruptcy
               Court	for order authorizing Prime and AMI Management to enter
               into an agreement with Operating Partners and the Partnership
               and	approving the terms thereof included as Exhibit (2) (a) to
               the	Partnership's 1990 Annual Report on Form 10-K is
               incorporated 	herein by reference.

  					(2) (b)		Agreed order of the Florida Bankruptcy Court approving
                rejection	of the Lease, the Guarantee and a related agreement
                included as	Exhibit (2) (b) to the Partnership's 1990 Annual
                Report on Form	10-K is incorporated herein by reference.

  					(3) (a)		Amended and Restated Agreement of Limited Partnership of the
 	      								Partnership included as Exhibit 3.1 to the Partnership's
                Registration	Statement on Form S-1 (No. 33-9595) (The
                "Registration	Statement") is incorporated herein by reference.


  					(3) (b)		Certificate of Limited Partnership of the Partnership
                included as	Exhibit 3.2 to the Registration Statement is
                incorporated herein by	reference.

  					(3) (c)		Amended and Restated Agreement of Limited Partnership of
      										Operating Partners, included as Exhibit 3.3 to the Registration
      										Statement is incorporated herein by reference.

  					(3) (d)		Certificate of Limited Partnership of Operating Partners
                included as	Exhibit 3.6 to the Registration Statement is
                incorporated herein by	reference.

  					(4) (a)		Form of Deposit Agreement included as Exhibit 10.8 to the
     											Registration Statement is incorporated herein by reference.

 					(10) (a) 	Form of Lease included as Exhibit 10.1 to the Registration
     											Statement is incorporated herein by reference.

 					(10) (b) 	Form of Management Agreement included as Exhibit 10.2 to the
       									Registration Statement is incorporated herein by reference.

					 (10) (c) 	Form of Purchase and Sale Agreement included as Exhibit 10.3
                to	the Registration Statement is incorporated herein by
                reference.

 					(10) (d)	 Form of Note Purchase and Loan Agreement included as Exhibit
       									10.4 to the Registration Statement is incorporated herein by
      										reference.

    		(10) (e) 	Form of Service Contract included as Exhibit 10.5 to the
     											Registration Statement is incorporated herein by reference.

	 				(10) (f)		Form of Undertaking included as Exhibit 10.6 to the
                Registration	Statement is incorporated herein by reference.

 					(10) (g) 	Form of Guaranty included as Exhibit 10.7 to the Registration
      										Statement is incorporated herein by reference.

 					(10) (h) 	Management Agreement among AMI Operating Partners, L.P.
      										("Operating Partners"), Sixteen Hotels, Inc. ("Sixteen Hotels"),
                and	Winegardner & Hammons, Inc. ("W&H"), as Manager, dated
      										January 4, 1992.

 					(10) (i)		Loan Agreement among Massachusetts Mutual Life Insurance
      										Company, Century Life of America and Jackson National Life
 				     						Insurance Company (collectively, the "Priming Lenders"), as
 									     	lenders, Operating Partners, as borrower and Norwest Bank
									      	Minnesota, N.A., Agent (the "Agent") dated as of February 28,
      										1992 included as Exhibit (10) (i) to the Partnership's 1992
                Annual Report on Form 10-K is incorporated herein by reference.

 					(10) (j)		Amended and Restated Loan Agreement among Massachusetts
      										Mutual Life Insurance Company, Century Life of America and
 				     						Jackson National Life Insurance Company, (collectively, the
 									     	"Priming Lenders"), as lenders, AMI Operating Partners, as
			     								borrower and Norwest Bank Minnesota, N.A., Agent (the
 							    				"Agent"), dated as of June 12, 1992, as amended by letters
                of consent agreements dated February 1993, and March 17,
                1993,	included as Exhibit (10) (j) to the Partnership's 1992
                Annual Report	on Form 10-K (are incorporated herein by
                reference), and January	31, 1994, a copy of which is attached
                hereto.

 					(10) (k)		Amended and Restated Loan Agreement among Operating
     											Partners, the Holders named in Exhibit A thereto
                (collectively, the	"Existing Lenders") and IBJ Schroeder
                Bank and Trust Company, Servicer, dated June 12, 1992, as
                amended by letters	of consent 	agreements dated February
                1993, included as	Exhibit (10) (k) to the Partnership's 1992
                Annual Report on	Form 10-K, and March 17, 1993 (are incorporated
                herein by	reference) and attached	hereto.

					(10) (l)			Escrow Agreement among Operating Partners, the Existing
     											Lenders and Chicago Title Insurance Company, as escrow
     											agent and as title insurer dated June 12, 1992, included as
     											Exhibit (10) (l) to the Partnership's 1992 Annual Report on
     											Form 10-K.

 					(10) (m)		Consulting Services Agreement among the Partnerships, the
      										General Partner and Mr. S. Leonard Okin dated  December 1,
      										1994, included as Exhibit (10) (m) to the Partnership's 1994
      										Annual Report on Form 10-K.

			 		(10) (n)		Fourth Consent Agreement among Operating Partners, the
     											Priming Loan Lenders named in Exhibit A thereto, and the
					     						Lenders named in Exhibit B thereto, dated March 17, 1995,
										     	included as Exhibit (10) (n) to the Partnership's 1994 Annual
 									     	Report on Form 10-K.

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

                               	PRIME MOTOR INNS LIMITED PARTNERSHIP
                                      							(Registrant)
                           		By:	Prime-American Realty Corp. General Partner

Date: March 22, 1996		       By:		/s/  S. Leonard Okin
                                  					S. Leonard Okin
                                  					Vice President & Director

Date: March 22, 1996       		By:		/s/  Robert A. Familant
                                  					Robert A. Familant
                                		  			Director

Date: March 22, 1996       		By:		/s/  Seymour G. Siegel
                                	  				Seymour G. Siegel
                                			  		Director

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               BOARD OF DIRECTORS OF THE GENERAL PARTNER

   		Signature 	    				 				Title			 			                    	Date

By:		/s/ S. Leonard Okin 	 			Director and Vice President     March 22, 1996
       		S. Leonard Okin	  			of the General Partner;
                         		 		Consultant under the
 											               	 	Consulting Services Agreement

By:		/s/ Robert A. Familant	 	Director of the              		 March 22, 1996
       		Robert A. Familant 		General Partner

By:		/s/ Seymour G. Siegel	 		Director of the 	          		 	 March 22, 1996
       		Seymour        				 	General Partner