Form 10-Q
period 1996-03-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1996-05-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 1996

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
INDEX


                              																					  Page
																	                               				Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

Consolidated Balance Sheets -
		March 31, 1996 and December 31, 1995							          3

Consolidated Statements of Operations - Three
  Months Ended March 31, 1996 and 1995							          5

Consolidated Statements of Partners' Deficit -
 	Three Months Ended March 31, 1996							             6

Consolidated Statements of Cash Flows -
 	Three Months Ended March 31, 1996 and 1995					      7

Notes to Consolidated Financial Statements							      8

Item 2.	Management's Discussion and Analysis of
 	Finanical Condition and Results of Operations							11

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K 							  		15


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                            March 31,
                                              1996       December 31,
Assets                                      (Unaudited)      1995

Current assets:
Cash and cash equivalents                   $    552     $    792
Accounts receivable, net                         646          661
Prepaid expenses                                 656          941
Other current assets                             394          375

Total current assets                           2,248        2,769

Property and equipment
net of accumulated depreciation
and amortization                              51,240       52,146

Cash and cash equivalents restricted for:

Acquisition of property and equipment            347          831
Interest and taxes                               526          491

Total restricted cash and cash
equivalents                                      873        1,322

Other assets, net                                708          764

                                            $ 55,069     $ 57,001

Continued

The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                       March 31,
                                         1996        December 31,
Liabilities and Partners' Deficit     (Unaudited)       1995

Current liabilities:
Revolving credit facility             $   1,600      $       -
Trade accounts payable                      399            568
Accrued payroll                             370            688
Accrued payroll taxes                       144            286
Accrued vacation                            475            473
Accrued utilities                           290            326
Sales tax payable                           354            242
Other current liabilities                   675            671

Total current liabilities                 4,307          3,254

Long-term debt                           65,656         65,645
Deferred interest                         3,491          3,685
Other liabilities                           150            150

Total long-term liabilities              69,297         69,480

Total liabilities                        73,604         72,734

Commitments

Partners' deficit:
General partner                         (   757)       (   729)
Limited partners                        (17,778)       (15,004)

Total partners' deficit                 (18,535)       (15,733)

                                      $  55,069      $  57,001


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per Unit amounts)
Unaudited

                                       Three Months Ended
                                            March 31,
                                        1996        1995

Revenues:
  Direct operating revenues:
    Lodging                          $  6,733    $  6,667
    Food and beverage                   1,994       1,952
Other income (principally interest)        97          94
Lease settlement proceeds                   -       1,025
Total revenues                          8,824       9,738

Expenses:
  Direct operating expenses:
    Lodging                             1,883       1,850
    Food and beverage                   1,739       1,691
    Marketing                             752         747
    Utilities                             871         777
    Repairs and maintenance               819         818
    Rent                                  329         331
    Insurance                             183         193
    Property taxes                        369         383
    Other                               1,685       1,658
  Other general and administrative        128         115
  Depreciation and amortization         1,352       1,376
  Interest expense                      1,516       1,516
    Total expenses                     11,626      11,455

Net loss                               (2,802)     (1,717)

Net loss allocable to
  general partner                         (28)        (17)

Net loss allocable to
  limited partners                   $ (2,774)   $ (1,700)

Number of limited partner
units outstanding                       4,000       4,000

Net loss allocable to limited
partners per unit                    $   0.69    $   0.43


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
(Dollars in thousands)
Unaudited

                                    Three Months Ended March 31, 1996
                                    General     Limited
                                    Partner     Partners        Total

Balance at January 1, 1996       $   (729)   $   (15,004)   $   (15,733)

Net loss for the three months
ended March 31, 1996                  (28)        (2,774)        (2,802)

Balance at March 31, 1996        $   (757)   $   (17,778)   $   (18,535)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited


                                                    Three Months Ended
                                                         March 31,
                                                      1996        1995

Cash flows from operating activities:
  Net loss                                         $ (2,802)   $ (1,717)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization of property
      and equipment                                   1,296       1,289
    Lease settlement proceeds                             -      (1,025)
    Amortization of other assets                         56          87
    Amortization of debt discount                        11          11
    Increase (decrease) from changes in:
      Accounts receivable                                15          67
      Prepaid expenses                                  285         332
      Other current assets                           (   19)         30
      Trade accounts payable                         (  169)     (   52)
      Accrued payroll and payroll taxes              (  460)     (  470)
      Accrued vacation                                    2           2
      Accrued utilities                              (   36)     (    9)
      Sales tax payable                                 112         111
      Other current liabilities                           4           5
      Deferred interest                              (  194)     (  192)

Net cash used in operating activities                (1,899)     (1,531)

Cash flows from investing activities:
  Additions to property and equipment                (  390)     (  324)
  Decrease (increase) in restricted cash                449      (   52)

Net cash provided by (used in)
      investing activities                               59      (  376)

Cash flows from financing activities:
  Borrowings under revolving credit facility          1,600       1,200
  Net cash provided by financing activities           1,600       1,200

Net decrease in cash and cash equivalents            (  240)     (  707)

Cash and cash equivalents, beginning of period          792       1,368

Cash and cash equivalents, end of period           $    552    $    661

Supplementary cash flow data:
  Interest paid                                    $  1,699    $  1,697

Noncash activities:
Lease settlement proceeds received
from former affiliates in the form
of stock used to reduce long-term debt             $      -    $  1,025


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of March 31, 1996, their results of operations for the three months ended March 31, 1996 and 1995, and their cash flows for the three months ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.
Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission (the "1995 Form 10-K"). These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and other information included in the 1995 Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its 99% owned subsidiary limited partnership, Operating Partners. Operating Partners operates under a 52/53 week fiscal year (1995 was a fifty two week year and 1996 is a fifty three week year). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs, which do not extend the useful life of the asset, are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. For federal income tax purposes, accelerated methods are used in calculating depreciation.

Impairment of Long Lived Assets

In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets", which is effective for years beginning after December 15, 1995, with earlier adoption encouraged.
The Partnership elected early adoption of SFAS No. 121 in 1995. In accordance with this new pronouncement, the Partnerships review for impairment and recoverability of, primarily, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Assets

Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Loss Per Unit

Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 Units outstanding.

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At March 31, 1996 and December 31, 1995, the Partnerships had approximately $66,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

4. OTHER ASSETS:

The components of other assets are as follows (dollar amounts in thousands):

                                 March 31,    December 31,
                                    1996          1995
Deferred lease costs             $      21     $      21
Debt acquisition costs               2,839         2,839
Franchise fees                         820           820
Other                                    4             4

                                     3,684         3,684

Less accumulated amortization        2,976         2,920

                                 $     708     $     764


Amortization of debt acquisition costs charged to expense was $40,000 and $52,000 in the three months ended March 31, 1996 and 1995, respectively. Amortization of franchise acquisition costs charged to expense was $16,000 and $35,000 in the three months ended March 31, 1996 and 1995, respectively.

5. DEBT:

The Tranche A portion of the Priming Loan was fully drawn in July, 1994. Therefore, no additional debt for capital improvements has been incurred by Operating Partners. All capital improvements and refurbishments made during the three months ended March 31, 1996 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1996, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This funded operating expenses that could not be paid from operating revenues during the quarter.

Long-term debt consists of the following:

                                      March 31, 1996   December 31, 1995

Mortgage Notes, net of
  unamortized discount                $  54,156,000    $  54,145,000

Priming Loan                             13,100,000       11,500,000
                                         67,256,000       65,645,000

Less revolving credit portion of
  of Priming Loan, due currently          1,600,000                -

                                      $  65,656,000    $  65,645,000

Unamortized discount on the Mortgage Notes was $193,000 and $204,000 at March 31, 1996 and December 31, 1995, respectively.

In the first quarter of 1995, the Mortgage Lenders reduced the principal amount of the Mortgage Notes by $1,025,000 from the proceeds received from the Prime settlement, and the Partnerships recognized lease settlement proceeds of $1,025,000.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership derives its income from its interest in Operating Partners, whose income currently is derived from the operations of the Inns. As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns. However, as stated in the 1995 Form 10-K, it is the present intention of Operating Partners to sell the Moravia Inn.

Occupancies at the Inns and cash flows from their operations are historically lowest during the winter months due to light business travel, limited vacation travel and the winter weather. To supplement cash flows during the first quarter of 1996, Operating Partners was required to borrow $1,600,000 from the Tranche B Loan portion of the Priming Loan.

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

Results of Operations

The net loss in the first quarter of 1996 was $2,802,000 as compared to a net loss of $1,717,000 for the first quarter of 1995. However, the net loss for the first quarter of 1995 was reduced by the lease settlement proceeds of $1,025,000, recognized in the first quarter of 1995. Excluding the lease settlement proceeds, the net loss from operations increased $60,000 in the first quarter of 1996, to $2,802,000 as compared to a loss of $2,742,000 in the first quarter of 1995.

Total revenues for the three months ended March 31, 1996 decreased to $8,824,000 from $9,738,000 in the corresponding quarter of 1995. Excluding the $1,025,000 in lease settlement proceeds and the other income (principally interest), total revenues from operations in the three months ended March 31, 1996 rose $108,000, to $8,727,000, compared to $8,619,000 for the first three months of 1995. The increase in lodging revenues is primarily due to the achievement of higher average daily room rates (ADR) at the Inns and the increase in food and beverage revenues is due to increased revenues in the food department.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                            Three Months Ended
                                 March 31,
                             1996         1995
  Lodging revenues        $6,733,000   $6,667,000
  Occupancy                    45.3%        47.8%
  ADR                         $63.76       $59.84


The overall ADR increased 6.6% or $3.92, from a $59.84 ADR in the first quarter of 1995 to a $63.76 ADR in the first quarter of 1996. This has been accomplished by continued efforts to attract market segments that are willing to pay higher room rates. Thus the Inns have been able to become less dependent upon higher volume, lower ADR guests. Operating Partners has been able to attract and maintain the higher rated market segments because of the continued upgrades and maintenance at the Inns, along with conducting effective internal marketing and sales promotions. While the Partnerships' anticipate that the Inns can continue to improve their mix of market segments, and thereby increase ADR and improve profit margins, there can be no assurance as to whether this will be realized, due to, among other things, competitive pressures in the marketplace.

Occupancies decreased 2.5 percentage points, to 45.3% in the first quarter of 1996, as compared to 47.8% in the first quarter of 1995. This decline in occupancy was due primarily to the severe winter weather incurred during the first quarter of 1996 and, to a lesser degree, to the Inns removing the lower rated ADR market segments (such as airline crews and tour groups) to provide available rooms during higher demand periods for the market segments with higher ADR. Operating Partners believes it will continue to be difficult to significantly increase the occupancy levels of the Inns due to the lack of increases in demand where the Inns are located. Contributing to current and future competition are certain competitor changes, the most significant of which have been conversions of competitor hotels to a Holiday Inn franchise.

Food and beverage revenues for the three months ended March 31, 1996, increased to $1,994,000 from $1,952,000 in the first three months of 1995. This increase is attributable to increases in food revenues, primarily from increased dinner and banquet sales. Increases in these revenues can be associated with the increased sales in the corporate individual and group business segments during the first quarter of 1996, along with increases in food and beverage pricing and the severe weather which stranded guests at the Inns.

Direct operating expenses increased for the quarter ended March 31, 1996 to $8,630,000 from $8,448,000 during the corresponding quarter of 1995. A portion of this increase is in lodging expenses, such as room amenities, travel agent commissions and guest supplies, which are incurred in servicing the higher rated market segments. In addition, other lodging and food and beverage expenses increased during the first quarter of 1996 over the same quarter of 1995, representing inflationary increases in labor and food costs. Utility costs increased substantially due to the severe winter weather incurred in the first quarter of 1996, as compared to the milder winter months of the first quarter of 1995. Other general and administrative costs increased, principally because certain costs, such as credit card commissions, Inn management fees and franchise fees are based upon and increase by revenues. Depreciation and amortization decreased in the first quarter of 1996 from the previous quarter of 1995, due to the original debt acquisition costs having been fully amortized in the first quarter of 1995, and certain of the Inn's original franchise acquisition fees also becoming fully amortized at the end of 1995.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the three months ended March 31, 1996:


Net cash used in operating activities         $ (1,899,000)
Net cash provided by investing activities           59,000
Net cash provided by financing activities        1,600,000

Net decrease in cash and cash equivalents     $ (  240,000)


The Inns have historically experienced negative cash flow from operations in the first quarter of each year. For the quarter ended March 31, 1996, operating expenses exceeded operating revenues of the Inns and the Partnerships.

Net cash provided by investing activities totaled $59,000 for the three months ended March 31, 1996, resulting from a net decrease in restricted cash of $449,000, largely offset by cash utilized for capital improvements and refurbishments of $390,000. The net decrease in restricted cash included a reduction in the FF&E Reserve of $484,000 (the capital expenditures of $884,000 which were funded from the FF&E Reserve exceeded the $400,000 funded to the FF&E Reserve at 5% of revenues, plus interest earned on the account) net of an increase of $35,000 in the interest reserve and tax escrow accounts.

Cash provided by financing activities of $1,600,000 was from borrowings under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1996.


The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, service debt, create required reserves and satisfy the current requirements under the HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H, and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments. Further, the "Holiday Inns" franchise of ten of the Inns will expire on June
30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the expiration of the franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. HII has inspected and prepared PIP's for ten of the Inns, whose franchises expire in 1997. HII has indicated that they may not renew the franchises of two of the Inns and accordingly has not prepared a PIP for them. Based on those PIP's, Operating Partners' current estimate of the cost of the capital expenditures could be in the range of $13,000,000, although Operating Partners believes that the scope of work and related costs are subject to negotiation. Accordingly, Operating Partners has begun the process of evaluating, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. In addition, Operating Partners will evaluate improvements and expenditures included in each PIP in order to identify those items that Operating Partners believes will enhance the Inn's ability to compete in its market and will add value to the Inn, and those improvements or expenditures that Operating Partners believes to be less necesary or to add little value. Operating Partners will then negotiate with HII the scope of the work included in each PIP and the length of time that will be required to complete such improvements. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that those capital improvements will be financed partially from the FF&E Reserve and from additional financing, if available. However, there can be no assurance that additional financing will be available, or that the Partnerships can obtain financing. Further, the Priming Loan and Restated Loan agreements require prior approval by the Lenders of any franchise changes, capital expenditures or additional financing.

PART II. OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                  PRIME MOTOR INNS LIMITED PARTNERSHIP
                                  (Registrant)
                                  By: Prime-American Realty Corp.
                                      General Partner

  Date: May 10, 1996              By: /s/ S. Leonard Okin
                                      Vice President