Form 10-Q
period 1996-06-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1996-08-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1996

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
INDEX


                  																					                    Page
																		                     	                   Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

		Consolidated Balance Sheets -
				June 30, 1996 and December 31, 1995			              				 3

		Consolidated Statements of Operations - Three
				and Six Months Ended June 30, 1996 and 1995        					 5

		Consolidated Statement of Partners' Deficit -
				Six Months Ended June 30, 1996									                  6

		Consolidated Statements of Cash Flows -
				Six Months Ended June 30, 1996 and 1995           						 7

		Notes to Consolidated Financial Statements	         						 8

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations            											11

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K      							  	 	15

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                     June 30,
                                       1996        December 31,
ASSETS                              (Unaudited)        1995

Current assets:
Cash and cash equivalents           $    1,372     $      792
Accounts receivable, net                 1,061            661
Prepaid expenses                           291            941
Other current assets                       366            375

Total current assets                     3,090          2,769

Property and equipment
  net of accumulated depreciation
  and amortization                      50,356         52,146

Cash and cash equivalents restricted for:
  Acquisition of property
    and equipment                          595            831
  Interest and taxes                       559            491

  Total restricted cash and
    cash equivalents                     1,154          1,322

Other assets, net                          653            764

                                    $   55,253    $    57,001

Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                        June 30,
                                          1996           December 31,
Liabilities and Partners' Deficit      (Unaudited)          1995

Current liabilities:
  Revolving credit facility            $      500        $        -
  Trade accounts payable                      456               568
  Accrued payroll                             612               688
  Accrued payroll taxes                       318               286
  Accrued vacation                            476               473
  Accrued utilities                           263               326
  Sales tax payable                           517               242
  Other current liabilities                   884               671

    Total current liabilities               4,026             3,254

Long-term debt                             65,668            65,645
Deferred interest                           3,292             3,685
Other liabilities                             150               150

    Total long-term liabilities            69,110            69,480

    Total liabilities                      73,136            72,734

Commitments

Partners' deficit:
  General partner                       (     750)        (     729)
  Limited partners                      (  17,133)        (  15,004)

    Total partners' deficit             (  17,883)        (  15,733)

                                       $   55,253        $   57,001


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per Unit amounts)
Unaudited

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                         1996      1995       1996      1995

Revenues:
  Lodging                             $ 11,096  $ 10,456   $ 17,829  $ 17,123
  Food & beverage                        2,559     2,565      4,553     4,517
Other income                                93       100        190       194
Lease settlement proceeds                    -         -          -     1,025
    Total revenues                      13,748    13,121     22,572    22,859

Expenses:
    Direct operating expenses
      Lodging                            2,492     2,364      4,375     4,214
      Food and beverage                  2,071     2,045      3,810     3,736
      Marketing                            904       867      1,656     1,614
      Utilities                            642       611      1,513     1,388
      Repairs and maintenance              958       927      1,777     1,745
      Rent                                 329       328        658       659
      Insurance                            183       193        366       386
      Property taxes                       369       383        738       766
      Other                              2,094     1,930      3,779     3,588
    Other general and administrative       175       173        303       288
    Depreciation and amortization        1,352     1,366      2,704     2,742
    Interest expense                     1,527     1,541      3,043     3,057
      Total expenses                    13,096    12,728     24,722    24,183

Net income (loss)                          652       393     (2,150)   (1,324)

Net income (loss) allocable to
    general partner                          7         4        (21)      (13)

Net income (loss) allocable to
    limited partners                  $    645  $    389    $(2,129)  $(1,311)

Number of limited partner
    units outstanding                    4,000     4,000      4,000     4,000

Net income (loss) allocable to
    limited partners per unit         $   0.16  $   0.10    $ (0.53)  $ (0.33)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited

                                       Six Months Ended June 30, 1996

                                       General    Limited
                                       Partner    Partners    Total

Balance at January 1, 1996            $  (729)   $ (15,004)  $ (15,733)

Net loss for the six months
  ended June 30, 1996                     (21)      (2,129)     (2,150)

Balance at June 30, 1996              $  (750)   $ (17,133)  $ (17,883)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                        Six Months Ended
                                                           June 30,
                                                       1996          1995
Cash flows from operating activities:
  Net loss                                         $  (2,150)    $  (1,324)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization of property
      and equipment                                    2,593         2,568
    Lease settlement proceeds                              -        (1,025)
    Amortization of other assets                         111           174
    Amortization of debt discount                         23            22
    Increase (decrease) from changes in:
      Accounts receivable                               (400)          145
      Prepaid expenses                                   650           683
      Other current assets                                 9             9
      Trade accounts payable                            (112)           73
      Accrued payroll and payroll taxes                  (44)          (52)
      Accrued vacation                                     3             -
      Accrued utilities                                  (63)           19
      Sales tax payable                                  275           253
      Other current liabilities                          213           216
      Deferred interest                                 (393)         (364)

  Net cash provided by operating activities              715         1,397

Cash flows from investing activities:
  Additions to property and equipment                   (803)         (856)
  Decrease (increase) in restricted cash                 168           (16)

    Net cash used in investing activities               (635)         (872)

Cash flows from financing activities:
  Borrowings under revolving credit facility           1,600         1,200
  Repayments of revolving credit facility             (1,100)       (1,200)

    Net cash provided by financing activities            500             -

Net increase in cash and cash equivalents                580           525

Cash and cash equivalents, beginning of period           792         1,368

Cash and cash equivalents, end of period           $   1,372     $   1,893

Supplementary cash  flow data:
  Interest paid                                    $   3,413     $   3,399

Noncash activities:
Lease settlement proceeds received
  from former affiliate in the form
  of stock used to reduce long-term debt           $       -     $  1,025


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of June 30, 1996, their results of operations for the three and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995.

The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At June 30, 1996 and December 31, 1995, the Partnerships had approximately $80,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

4. OTHER ASSETS:

The components of other assets are as follows (dollar amounts in thousands):

                          June 30,    December 31,
                            1996        1995

Deferred lease costs      $     21    $     21
Debt acquisition costs       2,839       2,839
Franchise fees                 820         820
Other                            4           4

                             3,684       3,684

Less accumulated
  amortization               3,031       2,920

                          $    653    $    764

Amortization of debt acquisition costs charged to expense was $81,000 and $104,000 in the six months ended June 30, 1996 and 1995, respectively. Amortization of franchise acquisition costs charged to expense was $30,000 and $70,000 in the six months ended June 30, 1996 and 1995, respectively.

5. DEBT:

The Tranche A portion of the Priming Loan was fully drawn in July, 1994. Therefore, no additional debt for capital improvements has been incurred by
Operating Partners.   All capital improvements and refurbishments made during
the six months ended June 30, 1996 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1996, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter. Operating Partners repaid $1,100,000 of the Tranche B Loan from excess working capital in the second quarter of 1996, as required under the Priming Loan.

Long-term debt consists of the following:

                                           June 30, 1996   December 31, 1995

Mortgage Notes, net of
  unamortized discount                     $  54,168,000   $  54,145,000

Priming Loan                                  12,000,000      11,500,000

                                              66,168,000      65,645,000

Less revolving credit portion of
  of Priming Loan, due currently                 500,000               -

                                           $  65,668,000   $  65,645,000

Unamortized discount on the Mortgage Notes was $181,000 and $204,000 at June 30, 1996 and December 31, 1995, respectively.

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

Results of Operations

Operations in the second quarter of 1996 generated net income of $652,000, compared to $393,000 of net income generated during the second quarter of 1995. Net loss for the six months ended June 30, 1996 was $2,150,000, as compared to a net loss of $1,324,000 in the first six months of 1995. Excluding the lease settlement proceeds of $1,025,000 recognized in the first quarter of 1995, the net loss from operations decreased by $199,000 in the first six months of 1996, from $2,349,000 in the first six months of 1995 to $2,150,000 in the first six months of 1996.

Total revenues for the three months ended June 30, 1996 increased to $13,748,000 from $13,121,000 in the corresponding quarter of 1995. Excluding the $1,025,000 in lease settlement proceeds recognized in the first quarter of 1995, and the other income, recognized in the first half of each year, total revenues from operations in the six months ended June 30, 1996 rose $742,000, to $22,382,000, compared to $21,640,000 in the first six months of 1995. The increase in revenues is primarily due to the increase in lodging revenues from the achievement of higher average daily rates (ADR) at the Inns.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                             Three Months Ended          Six Months Ended
                                  June 30,                    June 30,
                             1996          1995          1996          1995
  Lodging Revenues       $11,096,000   $10,456,000   $17,829,000   $17,123,000
  Occupancy                    68.7%         69.4%         57.0%         58.6%
  ADR                         $69.50        $64.74        $67.22        $62.74


The ADR increased 7.4%, or $4.76, from a $64.74 ADR in the second quarter of 1995 to a $69.50 ADR in the second quarter of 1996. For the six months ended June 30, 1996, the ADR increased 7.1%, or $4.48, from $62.74 in the first six months of 1995 to $67.22 in the first six months of 1996. This has been accomplished because the Inns have become less dependent upon higher volume, lower ADR guests and have continued to attract market segments that are willing to pay higher room rates. Operating Partners has been able to attract and maintain the higher rated market segments because of the continued upgrades and maintenance at the Inns, along with conducting effective internal marketing and sales promotions. While the Partnerships anticipate that the Inns can continue to improve their mix of market segments, and thereby increase ADR and improve profit margins, there can be no assurance as to whether this will be realized, due to, among other things, competitive pressures in the marketplace.

Occupancies decreased 1.6 percentage points, to 57.0% in the first six months of 1996, as compared to 58.6% during the first six months of 1995. The decline in occupancy is attributable to two main factors. First, occupancies decreased
2.5 percentage points in the first quarter of 1996 due primarily to the harsh winter weather in the first quarter of 1996, as compared to the previous year. Second, the Inns have been removing the higher volume, lower rated ADR market segments (such as airline crews and tour groups) to provide available rooms during higher demand periods for the market segments with higher ADR.
Operating Partners believes it will continue to be difficult to significantly increase the occupancy levels of the Inns due to the lack of increases in demand where the Inns are located. Contributing to current and future competition are certain competitor changes, which include conversions of competitor hotels to be Holiday Inns and the opening of new hotels in certain markets where the Inns are located.

Food and beverage revenues for the three months ended June 30, 1996, decreased slightly, to $2,559,000, from $2,565,000 in the second quarter of 1995. The decline during the quarter is associated with the decline in occupancies during the second quarter of 1996 as compared to the same quarter of 1995. During the first six months of 1996, food and beverage revenues have increased to $4,553,000 from $4,517,000 in the first six months of 1995. The increase is attributable to increases in food revenues, primarily from increased dinner and banquet sales, and increases in revenues from meeting room facilities and amenities during the first quarter or 1996. Increases in these revenues are associated with the increased sales in the corporate individual and group business segments, along with increases in food and beverage pricing and the severe winter weather which stranded guests at the Inns during the first quarter of 1996.

Direct operating expenses increased $394,000 for the quarter ended June 30, 1996, to $10,042,000, from $9,648,000 during the corresponding quarter of 1995. A portion of this increase is in lodging expenses, such as room amenities, travel agent commissions and guest supplies, which are incurred in servicing the higher rated market segments. In addition, other lodging and food and beverage expenses increased during the second quarter of 1996 over the same quarter of 1995, representing inflationary increases in labor and food costs. Increased marketing costs during the second quarter of 1996 reflect increases in marketing and sales efforts. Utility cost increases are a result of consumption increases, primarily in the first quarter of 1996, as a result of more severe weather conditions in the current year.
Other direct operating costs increased, principally because certain costs, such as credit card commissions, Inn management fees and franchise fees are based upon and increase with revenues. Depreciation and amortization decreased in the second quarter of 1996 from the second quarter of 1995, due to the original debt acquisition costs having been fully amortized in the first quarter of 1995, and certain of the Inn's original franchise acquisition fees also becoming fully amortized at the end of 1995.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the six months ended June 30, 1996:


Net cash provided by operating activities     $    715,000
Net cash used in investing activities             (635,000)
Net cash provided by financing activities          500,000
Net increase in cash and cash equivalents     $    580,000


The Inns have historically experienced negative cash flow from operations in the first quarter of each year and increased cash flows from operations beginning in the second quarter of each year. As a result of the increase in revenues in the quarter and six months ended June 30, 1996, compared to the same periods in 1995, and the improved margins during the second quarter of 1996, the Partnerships reflected positive cash flows from operations.

Net cash used in investing activities totaled $635,000 for the six months ended June 30, 1996, resulting from cash utilized for capital improvements and refurbishments of $803,000, less the net increase in restricted cash of $168,000. The net increase in restricted cash included a reduction in the FF&E Reserve of $236,000 (the capital expenditures of $1,252,000 which were funded from the FF&E Reserve exceeded the $1,016,000 funded to the FF&E
Reserve at 5% of revenues, plus interest earned on the account) net of an increase of $68,000 in the interest reserve and tax escrow accounts.

Cash provided by financing activities totaled $500,000 for the first six months of 1996. Operating Partners borrowed $1,600,000 under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1996 and repaid $1,100,000 of the Tranche B Loan from excess working capital during the second quarter of 1996.

The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, service debt, create required reserves and satisfy the current requirements under the HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H, and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments. Further, the "Holiday Inns" franchise of ten of the Inns will expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the expiration of the franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIP's for ten of the Inns, whose franchises expire in 1997. During the second quarter of 1996, HII inspected and prepared PIP's for the remaining two hotels whose franchises expire in 1997, (though HII had previously indicated that it might not renew those franchises and, accordingly, had not prepared PIP's for those Inns). Operating Partners' current estimate of the cost of the capital expenditures of the PIP's for the twelve Inns, could be in the range of $15,000,000, although Operating Partners believes that the scope of work and related costs are subject to negotiation. Accordingly, Operating Partners is evaluating, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. In addition, Operating Partners is evaluating the improvements and expenditures included in each PIP in order to identify those items that Operating Partners believes will enhance the Inn's ability to compete in its market and will add value to the Inn, and those improvements or expenditures that Operating Partners believes to be less necessary or to add little value. Operating Partners will then negotiate with HII the scope of work included in each PIP and the length of time that will be required to complete such improvements. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that those capital improvements will be financed partially from the FF&E Reserve and from additional financing, if available. However, there can be no assurance that additional financing will be available, or that the Partnerships can obtain financing. Further, the Priming Loan and Restated Loan Agreements require prior approval by the Lenders of any franchise changes, capital expenditures or additional financing.

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


                 										PRIME MOTOR INNS LIMITED PARTNERSHIP
												              	(REGISTRANT)
								                  	By: Prime-American Realty Corp.
									                 	General Partner

Date: August 12, 1996						By:	/s/ S. Leonard Okin
                             		S. Leonard Okin
                        							Vice President