Form 10-Q
period 1996-09-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1996-11-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 1996

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
INDEX

																					                                          Page
                                        																				 	Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

    				Consolidated Balance Sheets -
				     	September 30, 1996 and December 31, 1995						        3

    				Consolidated Statements of Operations - Three
      				and Nine Months Ended September 30, 1996 and 1995			  5

    				Consolidated Statement of Partners' Deficit -
				     	Nine Months Ended September 30, 1996							           6

    				Consolidated Statements of Cash Flows -
	     				Nine Months Ended September 30, 1996 and 1995				     7

        Notes to Consolidated Financial Statements							       8

Item 2.	Management's Discussion and Analysis of Financial
          Condition	and Results of Operations										       	11

PART II.  OTHER INFORMATION AND SIGNATURES:

          Item 6.   Exhibits and Reports on Form 8-K							  		15


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                         September 30,
                                              1996           December 31,
ASSETS                                    (Unaudited)             1995

Current assets:
  Cash and cash equivalents                $   2,459          $     792
  Accounts receivable, net                     1,012                661
  Prepaid expenses                               864                941
  Other current assets                           369                375

    Total current assets                       4,704              2,769

Property and equipment
  net of accumulated depreciation
  and amortization                            49,335             52,146

Cash and cash equivalents restricted for:
  Acquisition of property
    and equipment                              1,007                831
  Interest and taxes                             489                491

    Total restricted cash and
      cash equivalents                         1,496              1,322

Other assets, net                                597                764

                                           $  56,132          $  57,001

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                    September 30,
                                        1996          December 31,
Liabilities and Partners' Deficit   (Unaudited)           1995

Current liabilities:
  Trade accounts payable           $     535         $     568
  Accrued payroll                        618               688
  Accrued payroll taxes                  144               286
  Accrued vacation                       478               473
  Accrued utilities                      277               326
  Sales tax payable                      504               242
  Other current liabilities            1,033               671

    Total current liabilities          3,589             3,254

Long-term debt                        65,679            65,645
Deferred interest                      3,617             3,685
Other liabilities                        150               150

    Total long-term liabilities       69,446            69,480

    Total liabilities                 73,035            72,734

Commitments

Partners' deficit:
  General partner                    (   740)          (   729)
  Limited partners                   (16,163)          (15,004)

    Total partners' deficit          (16,903)          (15,733)

                                   $  56,132         $  57,001


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per Unit amounts)
Unaudited

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                       1996       1995       1996       1995

Revenues:
  Lodging                           $ 11,999   $ 11,260   $ 29,828   $ 28,383
  Food & beverage                      2,444      2,445      6,997      6,962
Other income                              91        110        281        304
Lease settlement proceeds                  -          -          -      1,025

    Total revenue                     14,534     13,815     37,106     36,674

Expenses
  Direct operating expenses
    Lodging                            2,617      2,593      6,992      6,807
    Food and beverage                  2,083      2,067      5,893      5,803
    Marketing                            952        908      2,608      2,522
    Utilities                            780        853      2,293      2,241
    Repairs and maintenance              887        885      2,664      2,630
    Rent                                 329        329        987        988
    Insurance                            183        193        549        579
    Property taxes                       369        383      1,107      1,149
    Other                              2,303      2,113      6,082      5,701
    Other general and administrative     202        213        505        501
    Depreciation and amortization      1,355      1,370      4,059      4,112
    Interest expense                   1,494      1,502      4,537      4,559
      Total expenses                  13,554     13,409     38,276     37,592

Net income (loss)                        980        406    ( 1,170)   (   918)

Net income (loss) allocable to
  general partner                         10          4    (    11)   (     9)

Net income (loss) allocable to
  limited partners                  $    970   $    402   $( 1,159)  $(   909)

Number of limited partner
  units outstanding                    4,000      4,000      4,000      4,000

Net income (loss) allocable to
  limited partners per unit         $   0.24   $   0.10   $(  0.29)  $(  0.23)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited

                                    Nine Months Ended September 30, 1996
                                      General    Limited
                                      Partner    Partners     Total

Balance at January 1, 1996           $(   729)   $(15,004)   $(15,733)

Net loss for the nine months
  ended September 30, 1996            (    11)    ( 1,159)    ( 1,170)

Balance at September 30, 1996        $(   740)   $(16,163)   $(16,903)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                       Nine Months Ended
                                                         September 30,
                                                       1996        1995

Cash flows from operating activities:
  Net loss                                          $( 1,170)   $(   918)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization of property
    and equipment                                      3,892       3,862
  Lease settlement proceeds                                -     ( 1,025)
  Amortization of other assets                           167         250
  Amortization of debt discount                           34          32
  Increase (decrease from changes in:
    Accounts recievable                              (   351)    (    57)
    Prepaid expenses                                      77         150
    Other current assets                                   6          12
    Trade accounts payable                           (    33)        103
    Accrued payroll and payroll taxes                (   212)    (   270)
    Accrued vacation                                       5           -
    Accrued utilities                                (    49)         37
    Sales tax payable                                    262         254
    Other current liabilities                            362         435
    Deferred interest                                (    68)    (   551)

  Net cash provided by operating activities            2,922       2.314

Cash flows from investing activities:
  Additions to property and equipment                ( 1,081)    ( 1,407)
  Increase in restricted cash                        (   174)    (   399)

    Net cash used in investing activities            ( 1,255)    ( 1,806)

Cash flows from financing activities:
  Borrowings under revolving credit facility           1,600       1,200
  Repayments of revolving credit facility            ( 1,600)    ( 1,200)

    Net cash provided by financing activities              -           -

  Net increase in cash and cash equivalents            1,667         508

  Cash and cash equivalents, beginning of period         792       1,368

  Cash and cash equivalents, end of period          $  2,459    $  1,876

Supplementary cash flow data:
  Interest paid                                     $  4,571    $  5,078

Noncash activities:
  Lease settlement proceeds received
    from former affiliate in the form
    of stock used to reduce long-term debt          $      -    $  1,025


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of September 30, 1996, their results of operations for the three and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995.

The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At September 30, 1996 and December 31, 1995, the Partnerships had approximately $113,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

OTHER ASSETS:

The components of other assets are as follows:

                                September 30,     December 31,
                                     1996              1995

    Deferred lease costs        $    21,000       $    21,000
    Debt acquisition costs        2,839,000         2,839,000
    Franchise fees                  820,000           820,000
    Other                             4,000             4,000
                                  3,684,000         3,684,000

    Less accumulated
      amortization                3,087,000         2,920,000

                                $   597,000       $   764,000


Amortization of debt acquisition costs charged to expense was $121,000 and $145,000 in the nine months ended September 30, 1996 and 1995, respectively. Amortization of franchise acquisition costs charged to expense was $46,000 and $105,000 in the nine months ended September 30, 1996 and 1995, respectively.

5. DEBT

The Tranche A portion of the Priming Loan was fully drawn in July, 1994. Therefore, no additional debt for capital improvements has been incurred by Operating Partners. All capital improvements and refurbishment's made during the nine months ended September 30, 1996 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1996, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter. Operating Partners repaid the entire $1,600,000 of the Tranche B Loan from excess working capital in the second and third quarters of 1996, as required under the Priming Loan.

Long-term debt consists of the following:

                                  September 30, 1996   December 31, 1995

    Mortgage Notes, net of
      unamortized discount           $ 54,179,000        $ 54,145,000

    Priming Loan                       11,500,000          11,500,000
                                     $ 65,679,000        $ 65,645,000

Unamortized discount on the Mortgage Notes was $170,000 and $204,000 at September 30, 1996 and December 31, 1995, respectively.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Partnership derives its income from its interest in Operating Partners, whose income currently is derived from the operations of the Inns. As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged for a Priming
Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns. On September 7, 1996, Operating Partners entered into a purchase agreement for the sale of the Moravia Inn. On or before December 6, 1996, the buyer must give notice of intent to close or may terminate the purchase agreement without penalty. Under limited circumstances and at the cost of the buyer, the contract may be extended. Upon consummating the sale, the net sales proceeds will be utilized to reduce the outstanding principal balance of the Priming Loan.

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

Results of Operations

Operations in the third quarter of 1996 generated net income of $980,000, compared to net income of $406,000 generated during the third quarter of 1995.
The net loss for the nine months ended September 30, 1996 was $1,170,000, as compared to a net loss of $918,000 in the first nine months of 1995.
Excluding the lease settlement proceeds of $1,025,000 recognized in the first quarter of 1995, the net loss from operations decreased by $773,000 in the first nine months of 1996, from $1,943,000 in the first nine months of 1995 to $1,170,000 in the first nine months of 1996.

Total revenues for the three months ended September 30, 1996 increased to $14,534,000 from $13,815,000 in the corresponding quarter of 1995. Excluding the $1,025,000 in lease settlement proceeds recognized in the first quarter of 1995, and the other income recognized in the first nine months of each year, total revenues from operations ("Operating Revenues"), which consist of lodging, food and beverage revenues, increased in the first nine months of 1996 to $36,825,000, as compared to $35,345,000 in the previous nine months of 1995.
The increase in Operating Revenues is primarily due to the increase in lodging revenues from the achievement of higher average daily room rates (ADR) at the Inns.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:


                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                            1996          1995           1996          1995

    Lodging Revenues    $11,999,000   $11,260,000    $29,828,000   $28,383,000
    Occupancy                 72.4%         72.2%          62.1%         63.2%
    ADR                      $71.44        $67.06         $68.86        $64.39


The ADR increased 6.5%, or $4.38, from a $67.06 ADR in the third quarter of 1995 to a $71.44 ADR in the third quarter of 1996. For the nine months ended September 30, 1996, the ADR increased 6.9%, or $4.47, from $64.39 in the first nine months of 1995 to $68.86 in the first nine months of 1996. This has been accomplished because the Inns have replaced higher volume, lower ADR guests and have retained market segments that are willing to pay higher room rates. Operating Partners has been able to attract and maintain the higher rated market segments because of the continued upgrades and maintenance at the Inns, along with conducting effective internal marketing and sales promotions. While the Partnerships anticipate that the Inns can continue to improve their mix of market segments, and thereby increase ADR and improve profit margins, there can be no assurance as to whether this will be realized, due to, among other things, competitive pressures in the marketplace

Occupancies for the three months ended September 30, 1996 were up slightly, to 72.4%, from 72.2% in the three months ended September 30, 1995. However, occupancies decreased 1.1 percentage points, to 62.1% in the first nine months of 1996, as compared to 63.2% during the first nine months of 1995. The decline in occupancy is attributable to two main factors. First, occupancies decreased
2.5 percentage points in the first quarter of 1996 due primarily to the harsh winter weather in the first quarter of 1996, as compared to the previous year. Second, the Inns removed higher volume, lower rated ADR market segments (such as airline crews and tour groups) to provide available rooms during higher demand periods for the market segments with higher ADR. Therefore, it has been difficult to significantly increase the occupancy levels of the Inns, and Operating Partners believes it will continue, due to the lack of increases in demand where the Inns are located. Contributing to current and future competition are certain competitor changes, which include conversions of competitor hotels to be Holiday Inns and the opening of new hotels in certain markets where the Inns are located.

Food and beverage revenues for the three and nine months ended September 30, 1996 and 1995 were relatively flat. In the third quarter of 1996, food and beverage revenues were $2,444,000, which was $1,000 less than the corresponding quarter of 1995. Overall, in the nine months ended September 30, 1996, food and beverage revenues increased to $6,997,000 as compared to $6,962,000 in the first nine months of 1995. The primary reason for this increase is from revenues generated from meeting room facilities and the amenities provided to guests utilizing these facilities. These guests are the higher rated market segments that the Inns have been attracting, who use the meeting room facilities at the Inns. Also, during the nine months ended September 30, 1996, beverage revenues have increased, relating to the change in mix of market segments at the Inns, to those guests that are more likely to use the lounge facilities at the Inns.

Direct operating expenses increased $179,000 for the quarter ended September 30, 1996, to $10,503,000, from $10,324,000 during the corresponding quarter of 1995. A portion of this increase is in lodging expenses, such as room amenities, travel agent commissions and guest supplies, which are incurred in servicing the higher rated market segments. In addition, other lodging and food and beverage expenses increased during the third quarter of 1996 over the same quarter of 1995, representing inflationary increases in labor and food costs. Increased marketing costs during the third quarter of 1996 reflect increases in marketing and sales efforts. The utility costs decreased during the third quarter of 1996 as compared to the same quarter of 1995, as a result of milder weather in the third quarter of 1996 than in the third quarter of 1995, which was reflected in reduced electricity consumption. Utility costs increased for the nine months ended September 30, 1996 as compared to the first nine months of 1995, as a result of the severe winter weather in the first quarter of 1996 as compared to the milder weather in the first quarter of 1995. Other direct operating costs increased, due in part because certain costs, such as credit card commissions, Inn management fees and franchise fees are based upon, and increase with, revenues. In addition, inflationary increases in administrative labor and expenses, plus employment cost increases, have contributed to the year over year increase in other direct operating costs. Depreciation and amortization decreased in the third quarter of 1996 from the third quarter of 1995, due to the original debt acquisition costs having been fully amortized in the first quarter of 1995, and certain of the Inn's original franchise acquisition fees also becoming fully amortized at the end of 1995.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the nine months ended September 30, 1996:


    Net cash provided by operating activities     $  2,922,000
    Net cash used in investing activities           (1,255,000)
    Net cash provided by financing activities                -
    Net increase in cash and cash equivalents     $  1,667,000


Cash flows provided by operating activities of $2,922,000 are a result of the increased revenues and improved margins in the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Historically, the Inns have experienced negative cash flows from operations in the first quarter of each year and increased cash flows from operations during the second and third quarters of each year.

Net cash used in investing activities totaled $1,255,000 for the nine months ended September 30, 1996, resulting from cash utilized for capital improvements and refurbishment's of $1,081,000, and the net increase in restricted cash of $174,000. The net increase in restricted cash included an increase in the FF&E Reserve of $176,000 (the funding to the FF&E Reserve of $1,757,000 at 5% of revenues, plus interest earned on the account, exceeded capital expenditures of $1,581,000, which were funded from the FF&E Reserve), net of a decrease of $2,000 in the interest reserve and tax escrow accounts.

Operating Partners borrowed $1,600,000 under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1996 and repaid the entire $1,600,000 of the Tranche B Loan from excess working capital during the second and third quarters of 1996.

The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, service debt, create required reserves and satisfy the current requirements under the HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H, and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments. Further, the "Holiday Inn" franchise of ten of the Inns will expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the expiration of the franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIP's for ten of the Inns, whose franchises expire in 1997. During the second quarter of 1996, HII inspected and prepared PIP's for the remaining two hotels whose franchises expire in 1997, (though HII had previously indicated that it might not renew those franchises and, accordingly, had not prepared PIP's for those Inns). Operating Partners' current estimate of the cost of the capital expenditures of the PIP's for the twelve Inns, could be in the range of $15,000,000, although Operating Partners believes that the scope of work and related costs are subject to negotiation. Accordingly, Operating Partners is evaluating, for each Inn, the relative benefits and costs (including the franchise renewal/application fee and the PIP costs) of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. In addition, Operating Partners is evaluating the improvements and expenditures included in each PIP in order to identify those items that Operating Partners believes will enhance the Inn's ability to compete in its market and will add value to the Inn, and those improvements or expenditures that Operating Partners believes to be less necessary or to add little value, and has begun negotiating with HII the scope of work included in each PIP and the length of time that will be required to complete such improvements. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that those capital improvements will be financed partially from the FF&E Reserve and from additional financing, if available. Operating Partners has been actively investigating financing possibilities. However, there can be no assurance that additional financing will be available, or that the Partnerships can obtain financing. If financing is not available and Operating Partners is unable to defer the timing and costs of the PIP's, the Inns may have to change franchise affiliations or become independent hotels. Further, the Priming Loan and Restated Loan Agreements require prior approval by the Lenders of any franchise changes, capital expenditures or additional financing.

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


                             						PRIME MOTOR INNS LIMITED PARTNERSHIP
														                                (REGISTRANT)
										                         By: Prime-American Realty Corp.
											                            General Partner


Date: November 11, 1996				        By:	/s/ S. Leonard Okin
					                             	S. Leonard Okin
                              					Vice President