Form 10-K
period 1996-12-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1997-03-28
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996.
or
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from ................ to ...............

Commission File No. 1-9311

PRIME MOTOR INNS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware    										 		               22-2754689
(State or other jurisdiction
of incorporation or organization)	   			(I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 19, 1997 there were 4,000,000 of registrant's units of limited partnership interest outstanding. The aggregate market value of such units held by non-affiliates on that date based on the reported closing price on The New York Stock Exchange, Inc. on that date, was approximately $3,750,000. The
Exhibit Index is located on page 20.

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

The Inns were purchased from subsidiaries of Prime in December, 1986, with the proceeds of the public offering of 4,000,000 units of limited partnership interest (the "Units") in the Partnership and of the issuance and sale of $61,470,000 of mortgage notes (the "Mortgage Notes") of Operating Partners. Until November 30, 1990, the Inns were leased to AMI Management Corp. ("AMI Management"), a subsidiary of Prime, pursuant to a net lease between AMI Management and Operating Partners (the "Lease"). On September 18, 1990,
Prime and certain of its subsidiaries, including AMI Management, had filed for reorganization under Chapter 11 of the Bankruptcy Code and, effective November 30, 1990, AMI Management rejected the Lease. At that time, Operating Partners, through Winegardner & Hammons, Inc. ("W&H"), a prominent hotel management company with operational experience with "Holiday Inn" franchises, took control of the Inns and commenced operation of the Inns for the account of the Partnerships.

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


To conserve cash to provide funds to maintain and improve the Inns and pay suppliers, Operating Partners suspended the monthly payments of the principal and interest on the Mortgage Notes beginning with the payments due on February 28, 1991, which constituted an event of default under, and resulted in acceleration and demand for payment of the entire outstanding balance of the Mortgage Notes. After detailed and extended negotiations among Operating Partners and its advisors and representatives of the holders of the Mortgage Notes (the "Mortgage Lenders") and their advisors, the Mortgage Lenders agreed to restructure the Mortgage Notes, as part of a "prepackaged" reorganization of Operating Partners and three of the Mortgage Lenders (the "Priming Lenders") agreed to provide post-petition financing (the "Priming Loan") of up to an aggregate of $14 million to finance the refurbishment and upgrading of the Inns and to fund operating deficiencies.

On February 28, 1992, Operating Partners filed for reorganization under Chapter 11 of the Bankruptcy Code, and sought confirmation of the prepackaged plan of reorganization consented to by the Mortgage Lenders (the "Plan"). On May 28, 1992 the Plan was confirmed.

To continue to operate the Inns as part of the "Holiday Inn" system, beginning in July, 1991, Operating partners paid fees to acquire franchise agreements to replace those that had been held by AMI Management. Holiday Inns, Inc. and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HII") issued a new ten-year franchise agreement for Baltimore Inner Harbor
Inn to December 2005, and extended to June 30, 1997 the term of the franchise agreements that previously expired prior to June 30, 1997.

Operating Partners and W&H entered into a management agreement (the "W&H Management Agreement") pursuant to which W&H managed the Inns through 1996, renewable for two two-year renewal terms. Under the W&H Management Agreement, W&H was paid an annual base management fee of 2.25% of the gross revenues of the Inns, an incentive management fee based on defined income in excess of defined amounts, and was reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including salaries, accounting, legal, computer services, royalties, marketing, advertising, public relations and reservation services, subject to certain limitations.

The Plan provided for the Priming Loan of $14,000,000 to Operating Partners, due December 31, 1999, bearing interest at the rate of 11% per annum, and secured by a security interest, lien and mortgage senior to all other liens on the property of Operating Partners. Of the Priming Loan, $11,500,000 (the "Tranche A Loan") was used to fund a capital improvement program, and is subject to a prepayment penalty of 2%, and the $2,500,000 balance of the Priming Loan (the "Tranche B Loan") is a revolving credit facility to be used to fund operating cash requirements.

The Priming Loan funded the needed capital improvements and capital expenditures in order to render the condition of the Inns suitable and adequate for Operating Partners' business, correct deficiencies at the Inns, satisfy HII quality standards, perform required maintenance and repairs, restore and retain the competitive position of the Inns and to substantially upgrade the Baltimore Inner Harbor Inn. Improvements and refurbishment's totaling $13,000,872 were completed in 1994, $11,500,000 of which was funded by the Tranche A Loan and $1,500,872 of which was funded by the FF&E Reserve.

Although there were borrowings under the Tranche B Loan during 1994, 1995 and 1996, there were no outstanding borrowings under the Tranche B Loan at December 31, 1994, 1995 and 1996. At December 31, 1996, the outstanding balance of the Tranche A Loan was $11,500,000 and the maximum availability under the Tranche B Loan was $2,500,000. All revenues in excess of budgeted or otherwise approved operating and administrative expenses, debt service, a reserve for capital replacements (the "FF&E Reserve", which amounted to 1 1/2% of gross revenues in 1993 and 4% of gross revenues in 1994 and 5% of gross revenues in 1995 and thereafter), income taxes (if the Partnerships are taxable as corporations) and amounts necessary to enable Operating Partners to maintain a working capital reserve of $2 million, must be applied by Operating Partners to the repayment of the Tranche B Loan, then deposited into an escrow account held on behalf of the Lenders for payment of taxes and insurance, and then to pay the Tranche A Loan. In the event of a default under the Priming Loan, the agent for the Priming Lenders may, in addition to any other remedies; cure any defaults of Operating Partners; and/or declare the entire outstanding balance of the Priming Loan to be due and payable. Default provisions under the Priming Loan include, among others, (a) default for five days in the payment of interest, (b) default for five days after notice of any other amounts due under the Priming Loan documents, and (c) acquisition by any person, without the consent of 75% in interest of the Priming Lenders, of 50% or more of the Units, or the sale, without the consent of 75% in interest of the Partnership's interest in Operating Partners or of 50% or more of the stock of the General Partner.

The Plan also provided for the restatement of the loan agreement for the Mortgage Notes (the "Restated Loan Agreement"), under which $3,467,000 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bore interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest at the rate of 7% per annum in 1992 and 1993 and 8% in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bore interest at a rate of 10% per annum after 1994; and the maturity of the Mortgage Notes (including the Deferred Amount) was extended to December 31, 1999. In addition, the Restated Loan Agreement includes a shared appreciation feature, upon which any sale of any of the Inns and/or upon the maturity (by acceleration, at the stated maturity date or otherwise), a portion of the appreciation, if any, in the Inns held by the Partnerships would be payable as additional interest on the restructured Mortgage Notes.
During the term of the restructured Mortgage Notes, operating revenues in excess of the $2 million of working capital that Operating Partners is permitted to retain and the required payments (as described in the Priming
Loan) must be applied to repayment of the Mortgage Notes after the Priming
Loan has been paid. The Mortgage Notes can be repaid at any time without penalty.

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

Operating Partners is currently in compliance with all covenants and requirements of the Priming Loan and Restated Loan Agreement.

The "Holiday Inn" franchises of ten of the Inns expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997.
Before the renewal of an expiring franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIPs for ten of the Inns whose franchises expire in 1997. During the second quarter of 1996, HII inspected and prepared PIPs for the remaining two Inns whose franchises expire in 1997 (though HII had previously indicated that it might not renew those franchises and, accordingly, had not prepared PIPs for those Inns). Based on those PIPs, and on analyses of W&H, Operating Partners estimates the cost of the capital expenditures to be in the range of $13,000,000, although Operating Partners believes that the scope of work and related costs will be subject to negotiation.
In addition, Operating Partners will be required to pay franchise renewal costs of approximately $884,000 ($500 per room) for these twelve Inns. Accordingly, Operating Partners engaged W&H to evaluate, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. Based on W&H's evaluation, Operating Partners, determined that the Inns should remain frachised as "Holiday Inns". Therefore, Operating Partners has reached an agreement with HII as to the terms and conditions of the franchise renewals and have submitted those agreements to the Lenders for their review. Operating Partners cannot enter into those agreements without the consent of the Lenders. In addition, Operating Partners is continuing to evaluate the improvements and expenditures included in each of the PIPs, in order to identify those items that Operating Partners believes will enhance the Inn's ability to continue to compete in its market and that will add value to the Inn; and those improvements or expenditures that Operating Partners believes to be less necessary or which will add little value. Operating Partners is continuing negotiations with HII as to the scope of work included in each PIP and the length of time within which such improvements will be completed. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the expiration date of the old franchise to complete the capital improvements included in the PIP. It is anticipated that the capital improvements for the PIPs will be financed partially from the FF&E Reserve and from additional financing, if available. At the present time, the current Lenders have stated that they are not willing to provide any such financing, that will be required. Operating Partners is actively investigating financing possibilities. However, there can be no assurance that additional financing will be available.

The Partnerships and/or the General Partner periodically receive proposals from management companies or hotel property operators to acquire a substantial interest in the Inns, and/or to enter into management or acquisition transactions with the Partnership, to provide financing for the PIPs.
The General Partner believes that the proposals heretofore made to the Partnership and the General Partner have not reflected the value or potential of the Inns. If financing is not available and Operating Partners is unable to defer the timing and costs of the PIPs, the Inns may have to change franchise affiliations or become independent hotels. Changes in such franchise affiliations could adversely impact the Partnerships' results of operations. Further, under the Priming Loan and Restated Loan Agreements, approval by the Lenders will be required for any franchise changes, capital expenditures or additional financing. The Partnerships have retained the services of Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder, to advise the Partnership in developing a business strategy, and to structure, negotiate and evaluate potential transactions.

Effective January 4, 1997, the initial term of the W&H Management Agreement was extended for four years, through 2000. However, in order to facilitate financing of the PIPs, a provision was added to the W&H Management Agreement which grants to either the Partnership or W&H, the right to terminate the agreement, without penalty, at any time without cause, upon at least 90 days prior written notification to the other party. However, under the Priming
Loan and Restated Loan Agreements, approval by the Mortgage Lenders and Priming Lenders (collectively the "Lenders") will be required for the Partnership to elect to terminate the W&H Management Agreement.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance renewal of the Holiday Inn franchise agreements), changes in the real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

The Partnerships believe that their ability to pay operating expenses, debt service (both the Mortgage Loan and Priming Loan), and to create required reserves, depends on the ability of the Partnerships to increase future cash flows from operations. The Partnership has not declared nor paid any distributions to Unitholders of the Partnership since the third quarter of 1990 and no distributions are expected to be declared until cash flows are sufficient to pay operating and capital requirements, including debt service. In addition, the Partnership cannot make any distributions to Unitholders until the Priming Loan is repaid, Mortgage Note payments are maintained and proper reserves are funded as required.

The Partnerships continue to operate the Inns as going concerns. However, it is the present intention of Operating Partners to sell both the Baltimore Moravia Road and Baltimore Glen Burnie South Inns. Operating Partners believes that both of these Inns will not contribute to the long term cash flow requirements of the Partnerships, and therefore the sale proceeds can better be utilized to reduce the Priming Loan debt. Operating Partners has received a contract for the purchase of the Glen Burnie South Inn, subject to a due diligence review by the buyer (which is to be completed on or before April 9, 1997) and, subject to that review, a closing is to occur by May 9, 1997. Operating Partners has no present intention to list any of the other Inns for sale. As required under the Priming Loan and Restated Loan Agreement, approval by the Lenders will be required for the sale of either of these two Inns. Operating Partners has received some unsolicited proposals, to purchase certain of the Inns. Operating Partners is carefully evaluating these proposals.

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

The Transfer Agent for the Partnership is First Chicago Trust Company of New York. Their address is P.O. Box 2500, Jersey City, New Jersey 07303-2500.

Competition

The hotel industry is highly competitive and each of the Inns experiences significant competition from other hotels, some of which are affiliated with
national or regional chains (including the "Holiday Inn" system).   The number
of available hotel rooms in certain markets of the Inns have continued to increase in recent years, and in many areas has reached levels in excess of peak demand. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, franchise affiliation, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

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

Employees

There are approximately 960 persons employed in the operation of the Inns (not including W&H employees engaged in management and supervision). Operating Partners believes its relationships with its employees are satisfactory, and that the Inns have a number of core employees and key supervisory personnel who provide experienced labor and management to the operations of the Inns.

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

The following table presents certain information concerning the Inns:

                           						Year		   Number 		 Franchise			     Status of Ownership
Location                  							Opened 		of Rooms 	Expiration Date		by Operating Partners
Maryland
Baltimore Inner Harbor	       			1964	    		375	   	Dec. 31, 2005   	Land and building lease
Baltimore Washington
 International Airport       				1973(1)  		259   		June 30, 1997 	  Land and building lease
Frederick							                 1963(2)	 		157   		June 30, 1997	  	Fee
Baltimore-Cromwell Bridge Rd.  		1972	     	139		   Dec. 31, 1997		  Fee
Baltimore-Moravia Road        			1974      	139   		Dec. 31, 1997		  Fee
Baltimore-Belmont Blvd.       			1973		 	   135		   Dec. 31, 2001		  Fee
Baltimore-Glen Burnie No.     			1973       128     Dec. 31, 1999 	 	Land Lease
Baltimore-Pikesville          			1963			    108		   June 30, 1997		  Fee
Baltimore-Glen Burnie So.     			1965       100		   June 30, 1997		  Fee
Pennsylvania
Lancaster-Route 30            			1971     		189    	June 30, 1997		  Land Lease and Fee
Lancaster-Route 501	           	 1964     		160		   June 30, 1997		  Land Lease
York-Market Street            			1964       120    	June 30, 1997  		Land Lease
York-Arsenal Road            	 		1970       100    	Dec. 31, 1998  		Fee
Hazleton                      		 1969      	107    	June 30, 1997  		Fee
Connecticut
New Haven                    				1965     		160    	June 30, 1997  		Fee
East Hartford                 			1974     		130    	June 30, 1997  		Land and building lease

Total                      											    2,506

____________
(1)  96 room addition completed in 1985
(2)  63 room addition completed in 1985

The terms of the leases (including options exercised) expire at various dates ranging from 2000 through 2024. Some of the leases contain purchase options to acquire title, with options to extend the leases for terms varying from ten to forty years. Five of the leases are subject to rental adjustments based upon inflation indexes. The leases generally require Operating Partners to pay the cost of repairs, insurance, and real estate taxes.

Each of the properties is subject to mortgage liens securing the Priming Loan and the Mortgage Notes. Each Mortgage Note is cross-collateralized and secured by all of the Inns. In addition, the land and building under lease in the Baltimore Washington International Airport Inn is subject to an additional mortgage held by the Ground Lessor.

Item 3.  Legal Proceedings

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

Starting in December, 1996, the General Partner received correspondence from a lawyer purporting to represent five holders of Units. In this correspondence, the lawyer broadly charges the General Partner with breaches of fiduciary duty and gross negligence by reason of an alleged failure to oversee W&H, as manager of the Inns, and to make adequate provision for the cost of improvements that will purportedly be required to be made to the Inns. The lawyer requested that the management agreement with W&H be terminated or renewed only on a short term basis. The letters threaten filing of a derivative action on behalf of the Partnership in the event these matters are not resolved to the satisfaction of the five Unitholders and also request a meeting with the General Partner to discuss these and other matters relating to the Partnership. The General Partner has denied the allegations of wrongdoing made in this correspondence and has indicated a willingness to meet with those Unitholders to discuss the issues they have raised, subject to those Unitholders entering into a suitable confidentiality agreements. The General Partner has not yet met with those Unitholders. No action has been filed by those Unitholders.

Item 4.  Submission of Matters to a Vote of Unitholders

No matter was submitted during 1996 to a vote of the Unitholders of the Partnership.

PART II

Item 5.  Market for Registrant's Units and Related Unitholder Matters

(a) The Units have been traded on the New York Stock Exchange (the "Exchange") since December 17, 1986. The following table sets forth the high and low sale price for the Partnership's Units for the calendar quarters indicated, as reported by the Exchange:

                          1996             1995            1994
Fiscal Period         High    Low      High    Low      High    Low
First Quarter         13/16   7/16     3/4     1/2      1 3/4   1/2
Second Quarter        1 1/8   9/16     3/4     1/2      1 1/2   5/8
Third Quarter         1 --    5/8      5/8     3/8      1 3/8   3/4
Fourth Quarter        15/16   5/8      1/2     1/4      3/4     3/8


In March, 1997, the Partnership received a letter from the Exchange advising the Partnership that the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fall below the Exchange's continued listing criteria. The letter from the Exchange advised the Partnership that it was the Exchange's "preliminary conclusion that there is not a sufficient basis for maintaining the listing of the [Units]." The Partnership intends to make a submission to the Exchange recommending the continued listing of the Units. However, there can be no assurance that the Partnership will be able to maintain the listing of the Units on the Exchange or to arrange for the Units to be listed on any other national securities exchange or admitted to trading on the NASDAQ Stock Market.

(b) On February 28, 1997, there were 585 holders of record of the Partnership's Units.

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

Item 6.  Selected Financial Data

                          1996 (a)     1995 (a)     1994 (a)    1993 (a)    1992 (a)
                                  (in thousands except per Unit amounts)
Operating Data:
Total revenues (b)       $  49,584    $  47,469    $  44,173   $  46,261   $  44,001
Net loss                    (2,188)      (2,280)      (4,673)     (1,215)     (2,911)
Net loss allocable
to limited partners         (2,166)      (2,257)      (4,626)     (1,203)     (2,882)
Per Unit loss allocable
to limited partners      $   (0.54)   $   (0.56)   $   (1.16)  $   (0.30)  $   (0.72)

Balance Sheet Data:
Total assets             $  53,972    $  57,001    $  60,673   $  64,009   $  66,645
Long-term debt, net
of current maturities       65,691       65,645       66,627      65,912      67,108
Partners' deficit        $ (17,921)    $(15,733)    $(13,453)  $  (8,780)  $  (7,565)

(a) As a result of the fact that W&H's system of accounting for all properties under its management, operates under a 52/53 week year (1992 - 1995 were 52 week years and 1996 is a 53 week year), and a calendar year deemed closed by bookkeeping purposes on that Friday which is most proximate to December 31 of any given year, the financial year of Operating Partners for 1996 ended January 3, 1997; for 1995 ended December 29, 1995; for 1994, December 30, 1994; for
1993, December 31, 1993; and for 1992, January 1, 1993.

(b) Includes $361,000, $374,000, $341,000, $304,000, and $360,000 for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively, of other income (principally interest income). In addition, it includes $1,025,000, $4,389,000 and $3,375,000 for the years ended December 31, 1995, 1993 and 1992, respectively, of non-recurring revenue from the settlement of claims by the Partnerships against Prime and AMI Management in the Prime bankruptcy.

The Inns' room statistics are as follows:

                       1996                      1995                      1994
               Average                    Average                    Average
              Daily Room   Occupancy     Daily Room   Occupancy     Daily Room   Occupancy
                Rate       Percentage      Rate       Percentage      Rate       Percentage
1st Quarter    $63.76       45.3%         $59.84       47.8%         $56.33       48.0%
2nd Quarter    $69.50       68.7%         $64.74       69.4%         $61.79       69.4%
3rd Quarter    $71.44       72.4%         $67.06       72.2%         $61.10       72.7%
4th Quarter    $67.54       57.2%         $62.51       56.8%         $58.72       57.5%
Full Year      $68.53       60.8%         $63.95       61.6%         $59.82       61.9%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership wishes to caution readers that uncertainties relating to the Partnerships' ability to negotiate the timing and cost of the PIPs, to finance the PIPs and the franchise renewal costs and/or to obtain the consent of the Lenders to necessary actions, could affect the Partnership's actual results and could cause the Partnership's results in future years to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Partnership.

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

                               1996         1995         1994
Operating revenues:
Lodging                     $  39,488    $  36,668    $  34,463
Food & beverage                 9,735        9,402        9,369
Totals                         49,223       46,070       43,832

Direct operating expenses:
Lodging                         9,462        8,998        8,674
Food & beverage                 8,112        7,809        7,509
Marketing                       3,500        3,334        3,244
Utilities                       3,053        2,956        2,875
Repairs & maintenance           3,680        3,490        3,379
Rent                            1,316        1,317        1,301
Insurance                         705          630          670
Property taxes                  1,382        1,380        1,300
Other                           8,369        7,718        7,593
Totals                         39,579       37,632       36,545

Operating revenues in
excess of direct
operating expenses          $   9,644    $   8,438    $   7,287

In 1992, as part of its Plan, Operating Partners restructured its Mortgage
Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and finance operating deficiencies. The improved condition of the Inns coupled with proper management and assisted by the stable economy, have enabled the Partnerships to continue to sigificantly increase average daily room rates (ADR). Operating revenues have, therefore, increased to improve the cash flows to cover operating expenses, pay debt service (including the Tranche A Loan), make necessary and required repairs and maintenance and repay the Tranche B Loan. The ability of the Partnerships to pay operating expenses, service debt and create required reserves depends upon the ability of the Partnerships to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns, although it is the intention of the Partnerships to continue to operate the Inns as going concerns.

It is, however, the present intention of Operating Partners to sell both the Baltimore Moravia Road and Baltimore Glen Burnie South Inns. Operating Partners believes that both of these Inns will not contribute to the long term cash flow requirements of the Partnerships, and therefore the sale proceeds can better be utilized to reduce the Priming Loan debt. Operating Partners has entered into a contract for the sale of the Glen Burnie South Inn, subject to a due diligence review by the buyer (which is to be completed on or before April 9, 1997), and, subject to that review, a closing is to occur by May 9, 1997. Operating Partners has no present intention to list any of the other Inns for sale. As required under the Priming Loan and Restated Loan Agreement, approval by the Lenders will be required for the sale of either of these two Inns. Operating Partners has received some unsolicited proposals, to purchase the Partnerships assets or to purchase certain of the Inns. Operating Partners is carefully evaluating these proposals.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, franchise affiliation, adverse changes in national economic conditions, adverse changes in local market conditions, changes in interest rates, the availability of financing for operating or capital needs (including to finance the renewal of the Holiday
Inn franchise agreements), changes in real estate tax rates and other operating expenses, adverse changes governmental rules and fiscal policies, act of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

Total revenues increased to $49,584,000 in 1996, from $47,469,000 (including non-recurring income of $1,025,000) in 1995 and $44,173,000 in 1994. The
Partnerships' net loss was $2,188,000 for the year ended December 31, 1996 as compared to a loss of $2,280,000 (which includes non-recurring income of $1,025,000 from the settlement of claims by the Partnerships against Prime and AMI Management in the Prime bankruptcy (the "Prime Settlement")) for the year ended December 31, 1995 and a loss of $4,673,000 in 1994. The following table compares the room revenues, occupancy percentage levels and ADR for the years indicated:

                                       1996         1995         1994
Lodging revenues (in thousands)     $  39,488    $  36,668    $  34,463
Occupancy percentage                    60.8%        61.6%        61.9%
ADR                                 $   68.53    $   63.95    $   59.82

The Inns have been able to increase their respective ADRs by attracting and maintaining the higher ADR market segments (hotel guests categorized as individual business, leisure and government guests, etc. and groups such as corporate, association, tours, crews, etc.). Attracting and maintaining the higher ADR segments has been accomplished by increased marketing and sales promotions and the attractiveness of the Inns as a result of the capital improvement program completed in 1994 and the continuation fo capital improvements during 1995 and 1996. In attracting the market segments with higher ADR, the Inns have had to remove most of their lower ADR market segments (such as airline crews and tour groups). This repositioning of market segment business contributed to the slight decline in occupancies over 1995 and 1996. Also, the harsh winter weather in the first quarter of 1996, as compared to the first quarter of 1995, contributed to the decline in occupancy. There continues to be intense competition in the geographic areas where the Inns are located, including conversions of competitor hotels to HII franchises. Therefore, the Partnerships and W&H believe occupancy levels at the Inns will not substantially increase over the next year, but is expected to show some growth. The occupancy growth projected is due to the stable and growing economic conditions, and the stabilization of supply and demand in the region where the Inns are located. However, due to the fact that approximately one-third of the Inns are "highway oriented" location properties (which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties), slow occupancy growth is expected. Also, these "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancy levels.

Food and beverage revenues in 1996 increased to $9,735,000 from $9,402,000 and $9,369,000 in 1995 and 1994, respectively. The increase in food and beverage revenues is attributable primarily to the greater use of meeting room, banquet and lounge facilities ( and the increased revenues from that use) by the higher rated market segments that the Inns have attracted.

Direct operating expenses in 1996 were $39,579,000 , as compared to $37,632,000 in 1995 and $36,545,000 in 1994. The increase in lodging expenses is reflective of inflationary increases in labor costs, and increases in expenses that are incurred in servicing the higher rated market segments, such as room amenities, travel agent commissions, and guest supplies. Increases in food and beverage expenses are attributable to the inflationary increases in labor costs and food and beverage costs. In an effort to attract and maintain the higher rated market segments, the Inns have increased spending in marketing, such as advertising costs and hotel promotions. The repair and maintenance costs have increased in 1996 over 1995, which is reflective of the age of the Inns. Insurance costs increased due to general liability and property insurance rate increases. The Inns' utility cost increases are attributable to the combination of increases in utility rates and the harsh weather suffered in the first quarter of 1996 as compared to the same period of 1995. The increases in other expenses, included in direct operating expenses, reflect higher administrative and general expenses directly incurred in the operations of the Inns, such as administrative labor, employment and training costs, protection expense, and in costs that vary with revenues, such as franchise fees paid to HII, management fees paid to W&H, and credit card commissions.

Other general and administrative costs increased in 1996 over 1995 due primarily to the additional time and expense incurred in the franchise brand analysis of the Inns, required as a result of the pending expiration in 1997 of the Holiday Inn franchises for twelve of the Inns. Depreciation and amortization expense decreased in 1996, due to the original debt acquisition costs having been fully amortized in the first quarter of 1995. The interest expense increase in 1996 is a result of the slower pay back in 1996 of the operating funds borrowed under the Tranche B Loan, than in the previous year.

Liquidity and Capital Resources

The changes in cash and cash equivalents are summarized as follows:

                                                1996        1995         1994
Net cash provided by operating activities    $  2,317    $  2,092    $   1,451
Net cash used by investing activities          (2,275)     (2,668)      (2,482)
Net cash provided by financing activities           -           -          675
Net increase (decrease) in cash
  and cash equivalents                       $     42    $   (576)   $    (356)

In 1994, cash provided by operating revenues exceeded cash used for operating expenses of the Inns and of the Partnerships, resulting in net cash being provided by operating activities.

In 1994, net cash used by investing activities was $2,482,000, and included additions to property and equipment of $2,773,000, partially offset by a $291,000 decrease in the restricted cash accounts. The restricted cash accounts included the net reduction in the FF&E Reserve of $305,000 (the capital expenditures of $2,056,000 which were funded from the FF&E Reserve exceeded the $1,751,000 funded to the FF&E Reserve at 4% of revenues, plus interest earned on the account), net of an increase of $14,000 in the interest reserve and tax escrow accounts.

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

Net cash used in investing activities was $2,668,000 in 1995, of which $2,423,000 was utilized for capital improvements and refurbishments and $245,000 of increases in restricted cash. The restricted cash accounts included the net increase in the FF&E Reserve of $221,000 (funding plus interest earned of $2,337,000 less capital expenditures of $2,117,000) and increases of $24,000 in the interest reserve and tax escrow accounts.

The Partnerships borrowed $1,200,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1995. The entire Tranche B Loan was repaid from excess working capital during the second quarter of 1995.

In 1996, cash from operating activities exceeded cash used for operating expenses of the Inns and of the Partnerships, which resulted in net cash being provided by operating activities. Net cash provided by operating activities increased in 1996, as compared to 1995, as a result of increased revenues from operations and control of operating expenses.

Cash used in investing activities was $2,275,000 in 1996, which included $1,880,000 of additions to property and equipment, and $395,000 of increases in restricted cash. The restricted cash accounts included the net increase in the FF&E Reserve of $364,000 (funding plus interest earned of $2,517,000, less capital expenditures of $2,153,000) and increases of $31,000 in the interest reserve and tax escrow accounts.

The Partnerships borrowed $1,600,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1996. The entire Tranche B Loan was repaid from excess working capital prior to the end of the third quarter of 1996.

Until the Priming Loan is paid in full, no principal is required to be paid on the Mortgage Notes from operating cash. In 1992 and 1993, interest on the Mortgage Notes was payable at 7% per annum; in 1994, at 8% per annum; and after 1994, at 10% per annum (including on the Deferred Amount). The outstanding principal amount of the Mortgage Notes has been reduced by $8,827,000 from the proceeds of the Prime Settlement ($3,419,000 during 1992, $4,383,000 during 1993, and $1,025,000 during 1995).

The Partnerships' ongoing cash requirements are for working capital, debt service and the funding of required reserves. The Partnerships' source of liquidity is the operations of the Inns, which during the winter months have been insufficient to fund working capital, debt service and required reserves. The Partnerships may however, borrow up to $2,500,000 of the Tranche B portion of the Priming Loan for operating cash deficiencies, but must repay any amount borrowed, if for any month cash on hand exceeds working capital requirements, as defined in the Priming Loan. There were no Tranche B borrowings outstanding as of December 31, 1996. Approximately $834,000 of working capital cash was on hand as of December 31, 1996.

Presently the Partnerships have a capital replacement reserve of approximately $1,195,000, which is available only for capital improvements and refurbishments. Beginning in 1993, the FF&E Reserve was required under the Priming Loan, to be funded on a monthly basis at 1.5% of revenues. The required funding of the FF&E Reserve increased to 4% of revenues in 1994, and 5% thereafter. The interest reserve account contains approximately $463,000. The interest reserve account was established through the initial Priming Loan, and, at the option of the Lenders, may be used to cure any default under the Priming Loan.
No additional funding to the interest reserve is required under the Priming
Loan.

No distributions can be made to Unitholders until the Priming Loan is paid in full, proper required reserves are maintained, and proper payments are made on the Mortgage Notes, which would include principal reduction. There is no guarantee that there will ever be excess cash for such distributions to Unitholders.

The Partnerships anticipate continued growth in the economy, in the travel and hospitality industries, in the real estate market and in the comparative attractiveness of the Inns resulting from the capital improvements (although neither the Partnership nor any of its advisors can give any assurances as to the strength or duration of any such economic growth). The Partnerships anticipate that such economic growth, coupled with the improvements constantly being made to the physical condition of the Inns and the continued professional management and marketing of the Inns, will result in the improvement of occupancies, room rates and related revenues, and thus create better profit margins. The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, pay debt service, and satisfy the payment requirements under the current HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partnerships, the General Partner and W&H and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments. Further, as discussed earlier, the "Holiday Inn" franchises of ten of the Inns expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Based on the PIPs prepared by HII for those Inns and on analyses of W&H, Operating Partners estimates that the cost of the capital expenditures that will be required as a condition to the renewal of the franchise agreements for those twelve Inns will be in the range of $13,000,000. In addition, Operating Partners will be required to pay franchise renewal costs of approximately $884,000 ($500 per room) for those Inns. Operating Partners has reached an agreement with HII as to the terms and conditions of the franchise renewals and is awaiting review and approval of the Lenders. In addition, Operating Partners is continuing to evaluate the improvements and expenditures included in each of the PIPs, in order to identify those items that Operating Partners believes will enhance the Inn's ability to continue to compete in its market and that will add value to the Inn; and those improvements or expenditures that Operating Partners believes to be less necessary or which will add little value. Operating Partners is continuing negotiations with HII, as to the scope of work included in each PIP and the length of time within which such improvements will be completed. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the franchise expiration date to complete the capital improvements included in the PIP. It is anticipated that the capital improvements for the PIPs will be financed partially from the FF&E Reserve and from additional financing, if available. At the present time, the current Lenders have stated that they are not willing to provide any such financing, that will be required.
Operating Partners is actively investigating financing possibilities.
However, there can be no assurance that additional financing will be available. If financing is not available and Operating Partners is unable to defer the timing and costs of the PIPs, the Inns may have to change franchise affiliations or become independent hotels. Changes in such franchise affiliations could adversely impact the Partnerships' results of operations. Further, under the Priming Loan and Restated Loan Agreements, approval by the Lenders will be required for any franchise changes, capital expenditures or additional financing.

Operating Partners' operating expenses have been and are expected to continue to be subject to inflationary pressures. Depending on levels of economic activity and competitive pressures, the room rates and food and beverage charges at the Inns may also increase with inflation, but not necessarily in proportion to the pressures affecting expenses.

The Partnership has recently received a letter from the Exchange advising the Partnership that the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fall below the Exchange's continued listing criteria. The letter from the Exchange advised the Partnership that it was the Exchange's "preliminary conclusion that there is not a sufficient basis for maintaining the listing of the [Units]." The Partnership intends to make a submission to the Exchange recommending the continued listing of the Units. However, there can be no assurance that the Partnership will be able to maintain the listing of the Units on the Exchange or to arrange for the Units to be listed on any other national securities exchange or admitted to trading on the NASDAQ Stock Market.

As a result of the bankruptcy of Prime, and circumstances beyond the control of the Partnerships, the Partnerships experienced substantial financial difficulties, but will continue to endeavor to improve the results of operations, and thereby increase the value of the Partnership and its Units.

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

                               	 Present Position with the General Partner
Name                       Age   and Business Experience for Past Five Years

S. Leonard Okin             63	  Vice President and Director of the General
                                 Partner since inception; Managing Director of the General Partner since January 1, 1994; Vice President and Director of First
                                 American Realty Associates, Inc., (mortgage brokers) from prior to 1989 to December 31, 1993 (1).

Robert A. Familant          45  	Director of the General Partner since August
                                 19, 1994; Treasurer/CEO of Progressive
                                 Credit Union (credit union) since prior to
                                 1989 (2).

Seymour G. Siegel           54  	Director of the General Partner since November
                                 21, 1994; President of Siegel Rich, Inc.
                                 (consulting firm) since January 1, 1994;
                                 Senior Partner of M.R. Weiser & Co.
                                 (accounting firm) from prior to 1989 (3).

(1) In 1994, with the approval of the Lenders, Mr. Okin entered into a Consulting Services Agreement (the "Consulting Services Agreement") with the Partnerships and the General Partner, giving him authority to make day to day operating decisions for the Inns, and for the purposes hereof will be referred to as Managing Director of the corporate General Partner. First American Realty Associates, Inc. had performed mortgage brokerage services for Prime.

(2) Mr. Familant was elected and approved as an outside Director of the General Partner effective August 19, 1994.

(3) Mr. Siegel was elected and approved as an outside Director of the General Partner effective November 21, 1994.

Under the Consulting Services Agreement, Mr. Okin, as an independent contractor, performs on behalf of the Partnership, Operating Partners and the General Partner, the services normally performed by, and exercises the authority normally assumed or undertaken by, the chief executive officer of a corporation. The Consulting Services Agreement was effective December 1, 1994 through December 31, 1995, and has been extended on a yearly basis for a current term ending December 31, 1997. Unless the parties or the Lenders exercise their rights to terminate the Consulting Services Agreement, it will be extended automatically for successive twelve-month periods. The Consulting Services Agreement is terminable, among other things, by 30 days prior written notice from the Partnership, Operating Partners, or the General Partner to Mr. Okin of their election not to renew the agreement at the expiration of the initial or any renewal term; for cause; by 60 days prior written notice from Mr. Okin to the General Partner of Mr. Okin's election at any time to terminate the agreement; at any time by Mr. Okin if the Partnership, Operating Partners and the General Partner for any reason are not able to maintain in place specified liability insurance coverage for Mr. Okin; and upon foreclosure by the Lenders on substantially all of the assets of the Partnerships, by notice from the Lenders to Mr. Okin given within ten days of such foreclosure.

Item 11.  Executive Compensation

As the only person performing services to the Partnerships comparable to the services of an officer, Mr. Okin is required to devote substantial time and effort to manage the Partnerships. The following table sets forth Mr. Okin's compensation paid in respect of the fiscal years ended December 31, 1996, 1995 and 1994.

Summary Compensation Table:

Name and                                             Other Annual   Long Term      All Other
Principle Position    Year   Salary ($)   Bonus ($)  Compensation   Compensation   Compensation
S. Leonard Okin       1996   $ 126,000     $  -       $  -           $  -           $  -
                      1995   $ 120,000     $  -       $  -           $  -           $  -
                      1994   $ 120,000     $  -       $  -           $  -           $  -

Mr. Okin receives compensation as Managing Director of the corporate General Partner. In addition, Mr. Okin received reimbursement for out-of-pocket expenses in 1996, 1995 and 1994 totaling approximately $27,300, $27,500 and $27,400, respectively (for office rent, secretarial services, utilities, airfare, postage, office supplies, etc.) and $18,500, $6,250 and $3,250, respectively, for attendance at board meetings.

Directors are currently paid a fee of $1,000 for each Board meeting attended in New York and $1,500 for each meeting out of town, plus out of pocket expenses incurred for attending meetings.

The Partnerships have retained the services of Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder. In 1996, the Partnerships paid Siegel Rich, Inc., approximately $16,000.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 1996, the number of Units owned by the officers and directors of the General Partner and by all persons owning of record or, to the knowledge of the Partnership, beneficially more than 5% of the outstanding Units. The General Partner does not own any Units.

                                                   Ownership of Units
                                           Number                     Percentage
                                           of Units    Total No. of   of Units
Name & Address of Owner                    Held         Units Held    Outstanding


S. Leonard Okin
c/o Prime-American Realty Corp.
P.O. Box 230
Hawthorne, NJ 07507-0230                   1,000          1,000        0.025%

Jerome & Marcella Yunger, as Trustees
5039 Mesa View Drive
Las Vegas, NV 89120                      174,800

Roxanne Rose Yunger
5039 Mesa View Drive
Las Vegas, NV 89120                      129,400        304,200(1)     7.605%(1)(1)

Includes 174,800 Units held of record by Mr. & Mrs. Yunger as Trustees of the Jerome J. and Marcella M. Yunger Family Trust and 129,400 Units held of record by Roxanne Rose Yunger. The Partnership has no knowledge as to the beneficial ownership of such Units.

Item 13.  Certain Relationships and Related Transactions

During 1996, 1995 and 1994, Mr. Okin as Managing Director and Officer of the General Partner, received $171,800, $153,750 and $150,650, respectively, as cash compensation for his services and reimbursement of expenses. During 1996, Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder, was paid approximately $16,000 for services to the Partnerships. See Item 10 and 11 above.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      			(a)	1.	Financial Statements

         				2.	Financial Statement Schedules

           					The Financial Statements and Schedules listed in the
                accompanying index on	page 25 to financial statements are
                filed as part of this Form 10-K.

        				3.	Exhibits

					          (2) (b)		Agreed order of the Florida Bankruptcy
                        Court approving rejection	of the Lease, the
                        Guarantee and a related agreement included as
               									Exhibit (2) (b) to the Partnership's
                        1990 Annual Report on Form 10-K is incorporated
                        herein by reference.

          					(3) (a)		Amended and Restated Agreement of
                        Limited Partnership of the	Partnership
                        included as Exhibit 3.1 to the Partnership's
                        Registration Statement on Form S-1 (No. 33-9595)
                        (The "Registration	Statement) is incorporated herein
                        by reference.

         					(3) (b)	 	Certificate of Limited Partnership of the Partnership
                        included as	Exhibit 3.2 to the Registration Statement
                        is incorporated herein by	reference.

         					(3) (c) 		Amended and Restated Agreement of Limited Partnership
                        of	Operating Partners, included as Exhibit 3.3 to the
                        Registration Statement is incorporated herein by
                        reference.

         					(3) (d)	 	Certificate of Limited Partnership of Operating
                        Partners included as	Exhibit 3.6 to the Registration
                        Statement is incorporated herein by	reference.

         					(4) (a)	 	Form of Deposit Agreement included as Exhibit 10.8 to
                        the	Registration Statement is incorporated herein by
                        reference.

        					(10) (a)  	Form of Lease included as Exhibit 10.1 to the
                        Registration	Statement is incorporated herein by
                        reference.

        					(10) (b)  	Form of Management Agreement included as Exhibit
                        10.2 to the	Registration Statement is incorporated
                        herein by reference.

					        (10) (c)  	Form of Purchase and Sale Agreement included as
                        Exhibit 10.3 to	the Registration Statement is
                        incorporated herein by reference.

        					(10) (d)  	Form of Note Purchase and Loan Agreement included as
                        Exhibit	10.4 to the Registration Statement is
                        incorporated herein by	reference.

           		(10) (e)  	Form of Service Contract included as Exhibit 10.5 to
                        the	Registration Statement is incorporated herein by
                        reference.

        					(10) (f) 		Form of Undertaking included as Exhibit 10.6 to the
                        Registration	Statement is incorporated herein by
                        reference.

        					(10) (g)	  Form of Guaranty included as Exhibit 10.7 to the
                        Registration	Statement is incorporated herein by
                        reference.

        					(10) (h)  	Management Agreement among AMI Operating Partners, L.P.
              										("Operating Partners"), Sixteen Hotels, Inc. ("Sixteen
                        Hotels"), and	Winegardner & Hammons, Inc. ("W&H"),
                        as Manager, dated	January 4, 1990, included
                        as Exhibit (10) (h) to the Partnership's	1990
                        Annual Report on Form 10-K is incorporated	herein
                        by reference.

        					(10) (i)	 	Sixth Amendment to the Replacement Management Agreement
                        among Operating Partners	 Sixteen Hotels, Inc. and
                        W&H, as Manager, to be effective January 4, 1997.

        					(10) (j) 		Loan Agreement among Massachusetts Mutual
                        Life Insurance	Company, Century Life of America and
                        Jackson National Life	Insurance Company (collectively,
                        the "Priming Lenders"), as	lenders, Operating Partners,
                        as borrower and Norwest Bank	Minnesota, N.A., Agent
                        (the "Agent") dated as of February 28,
              										1992 included as Exhibit (10) (i) to the Partnership's
                        1992 Annual Report on Form 10-K is incorporated
                        herein by reference.

       				 	(10) (k)  	Amended and Restated Loan Agreement among
                        Massachusetts	Mutual Life Insurance Company,
                        Century Life of America and	Jackson National Life
                        Insurance Company, (collectively, the	"Priming
                        Lenders"), as lenders, AMI Operating Partners, as
                        borrower and Norwest Bank Minnesota, N.A., Agent (the
             											"Agent"), dated as of June 12, 1992, as
                        amended by letters of consent agreements dated
                        February 1993, and March 17, 1993,	included as Exhibit
                        (10) (j) to the Partnerships 1992 Annual Report on
                        Form 10-K, and a letter of consent dated January 31,
                        1994, included as Exhibit (10) (j) to the Partnerships
                        1994	Annual Report on Form 10-K, are incorporated
                        herein by reference.


         				(10) (l)	 	Amended and Restated Loan Agreement among
                        Operating	Partners, the Holders named in Exhibit A
                        thereto (collectively,	the "Existing Lenders") and
                        IBJ Schroeder Bank and Trust Company, Servicer,
                        dated June 12, 1992, as amended by letters
                        of consent 	agreements dated February 1993, included
                        as	Exhibit (10) (k) to the Partnership's 1992
                        Annual Report on	Form 10-K, and a letter of
                        consent agreement dated January 31, 1994, included
                        as Exhibit (10) (k) to the Partnership's 1994 Annual
                        Report on	Form 10-K, are incorporated
                        herein by reference.

         		 	(10) (m)   Escrow Agreement among Operating Partners,
                        the Existing	Lenders and Chicago Title Insurance
                        Company, as escrow	agent and as title insurer
                        dated June 12, 1992, included as	Exhibit (10) (l)
                        to the Partnership's 1992 Annual Report on
             											Form 10-K.

    		       (10) (n)	  Consulting Services Agreement among the
                        Partnerships, the	General Partner and Mr.
                        S. Leonard Okin dated  December 1,	1994, included
                        as Exhibit (10) (m) to the Partnership's 1994
                        Annual Report on Form 10-K.

					        (10) (o)  	Fourth Consent Agreement among Operating
                        Partners, the	Priming Loan Lenders named in
                        Exhibit A thereto, and the	Lenders named in
                        Exhibit B thereto, dated March 17, 1995,
                        included as Exhibit (10) (n) to the Partnership's
                        1994 Annual	Report on Form 10-K.

					        (10) (p)  	Consulting Agreement among Operating
                        Partners and Siegel Rich, Inc., dated March 11, 1997,
                        formalizing the previously agreed	upon terms
                        and conditions.

       					 (21)     		Subsidiaries of Prime Motor Inns Limited
                        Partnership are as	follows:

                                                           Jurisdiction of
      								          Name								                       Incorporation
									                AMI Operating Partners, L.P. 			     Delaware

         				(27)     		Financial Data Schedules

			 (b) Reports on Form 8-K
         					 None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

	                                PRIME MOTOR INNS LIMITED PARTNERSHIP
                                      							(Registrant)
                         		By:	Prime-American Realty Corp. General Partner



Date: March 21, 1997		     By:		/s/  S. Leonard Okin
                                					S. Leonard Okin
                                					Vice President & Director



Date: March 21, 1997		     By:		/s/  Robert A. Familant
                                					Robert A. Familant
                                					Director



Date: March 21, 1997		     By:		/s/  Seymour G. Siegel
                                					Seymour G. Siegel
                                					Director


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              BOARD OF DIRECTORS OF THE GENERAL PARTNER


    		Signature			       						Title				                    			Date

By:		/s/ S. Leonard Okin	   			Director and Vice President     March 21, 1997
       		S. Leonard Okin							of the General Partner;
                            			Consultant under the
													                  Consulting Services Agreement

By:		/s/ Robert A. Familant				Director of the					            March 21, 1997
       		Robert A. Familant 			General Partner

By:		/s/ Seymour G. Siegel	 			Director of the 	           			 March 21, 1997
       		Seymour G. Siegel  			General Partner