Form 10-Q
period 1997-03-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1997-05-15
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1997

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
INDEX

                                																					  Page
																				                                 	Number
	PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements

				Consolidated Balance Sheets -
					March 31, 1997 and December 31, 1996	       						   3

				Consolidated Statements of Operations - Three
 				Months Ended March 31, 1997 and 1996       						  	 5

				Consolidated Statement of Partners' Deficit -
					Three Months Ended March 31, 1997			          			  	 6

				Consolidated Statements of Cash Flows -
					Three Months Ended March 31, 1997 and 1996			   		   7

				Notes to Consolidated Financial Statements							     8

	Item 2.	Management's Discussion and Analysis
     of Financial Condition	and Results of Operations				10

	PART II.  OTHER INFORMATION AND SIGNATURES:

	Item 6.   Exhibits and Reports on Form 8-K							  	  		14


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                March 31,
                                                  1997         December 31,
ASSETS                                         (Unaudited)         1996

Current assets:
  Cash and cash equivalents                     $  1,031       $    834
  Accounts receivable, net                           735            774
  Prepaid expenses                                   638            952
  Other current assets                               327            328
    Total current assets                           2,731          2,888

Property and equipment
  net of accumulated depreciation
  and amortization                                48,430         48,825

Cash and cash equivalents restricted for:
  Acquisition of property and equipment            1,171          1,195
  Interest and taxes                                 555            522

Total restricted cash and cash equivalents         1,726          1,717

Other assets, net                                    486            542

                                                $ 53,373       $ 53,972

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                               March 31,
                                                 1997       December 31,
Liabilities and Partners' Deficit            (Unaudited)        1996

  Current liabilities:
    Revolving credit facility                 $  1,600        $      -
    Trade accounts payable                         375             484
    Accrued payroll                                491             660
    Accrued payroll taxes                          333             165
    Accrued vacation                               440             437
    Accrued utilities                              308             322
    Sales tax payable                              407             274
    Other current liabilities                      763             772

      Total current liabilities                  4,717           3,114

Long-term debt                                  65,703          65,691
Deferred interest                                2,673           2,872
Other liabilities                                  213             216

Total long-term liabilities                     68,589          68,779

Total liabilities                               73,306          71,893

Commitments

Partners' deficit:
  General partner                             (   771)         (   751)
  Limited partners                            (19,162)         (17,170)

    Total partners' deficit                   (19,933)         (17,921)

                                             $ 53,373         $ 53,972


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per Unit amounts)
Unaudited

                                                Three Months Ended
                                                     March 31,
                                                 1997         1996
Revenues:
  Direct operating revenues:
    Lodging                                   $  7,586    $  6,733
    Food & beverage                              2,118       1,994
  Other income (principally interest)               99          97

    Total revenues                               9,803       8,824

Expenses:
  Direct operating expenses:
    Lodging                                      2,005       1,883
    Food and beverage                            1,802       1,739
    Marketing                                      813         752
    Utilities                                      841         871
    Repairs and maintenance                        812         819
    Rent                                           329         329
    Insurance                                      239         183
    Property taxes                                 367         369
    Other                                        1,923       1,685
  Other general and administrative                 235         128
  Depreciation and amortization                    939       1,352
  Interest expense                               1,510       1,516
    Total expenses                              11,815      11,626

Net loss                                        (2,012)     (2,802)

Net loss allocable to
  general partner                                  (20)        (28)

Net loss allocable to
  limited partners                             $(1,992)    $(2,774)

Number of limited partner
  units outstanding                              4,000       4,000

Net loss allocable to limited
  partners per unit                           $  (0.50)   $  (0.69)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited


                                     Three Months Ended March 31, 1997
                                      General       Limited
                                      Partner       Partners       Total

Balance at January 1, 1997           $  (751)       $(17,170)      $(17,921)

Net loss for the three months
  ended March 31, 1997                   (20)         (1,992)        (2,012)

Balance at March 31, 1997            $  (771)       $(19,162)      $(19,933)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                        Three Months Ended
                                                            March 31,
                                                        1997         1996

Cash flows from operating activities:
  Net loss                                            $ (2,012)    $ (2,802)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization of property
      and equipment                                        883        1,296
    Amortization of other assets                            56           56
    Amortization of debt discount                           12           11
    Increase (decrease) from changes in:
      Accounts Receivable                                   39           15
      Prepaid Expenses                                     314          285
      Other current assets                                   1          (19)
      Trade accounts payable                              (109)        (169)
      Accrued payroll and payroll taxes                     (1)        (460)
      Accrued vacation                                       3            2
      Accrued utilities                                    (14)         (36)
      Sales tax payable                                    133          112
      Other current liabilities                             (9)           4
      Deferred interest                                   (199)        (194)
      Other liabilities                                     (3)           -

  Net cash used by operating activities                   (906)      (1,899)

Cash flows from investing activities:
Additions to property and equipment                       (488)        (390)
Decrease (increase) in restricted cash                      (9)         449

Net cash provided by (used in) investing activities       (497)          59

Cash flows from financing activities:
  Borrowings under revolving credit facility             1,600        1,600

Net cash provided by financing activities                1,600        1,600

Net increase in cash and cash equivalents                  197         (240)

Cash and cash equivalents, beginning of period             834          792

Cash and cash equivalents, end of period              $  1,031     $    552

Supplementary cash flow data:
  Interest paid                                       $  1,697     $  1,699



The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. (Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of March 31, 1997, their results of operations for the three months ended March 31, 1997 and 1996, and their cash flows for the three months ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission (the "1996 Form 10-K"). These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and other information included in the 1996 Form 10-K.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Partnership and Operating Partners. Operating Partners operates under a 52/53 week fiscal year (1996 was a fifty three week year and 1997 is a fifty two week year). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents: Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

Property and Equipment: Property and equipment are stated at the lower of cost or fair market value. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs, which do not extend the useful life of the asset, are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. For federal income tax purposes, accelerated methods are used in calculating depreciation.

Impairment of Long Lived Assets: In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets", which is effective for years beginning after December 15, 1995, with earlier adoption encouraged. The Partnership elected early adoption of SFAS No. 121 in 1995. In accordance with this pronouncement, the Partnerships review for impairment and recoverability of, primarily, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Assets: Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Loss Per Unit: Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 Units outstanding.

OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the sixteen full-service motor hotels owned by Operating Partners (the "Inns") pursuant to a management agreement with Operating Partners. At March 31, 1997 and December 31, 1996, the Partnerships had approximately $74,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

OTHER ASSETS:

The components of other assets are as follows:

                                  March 31,       December 31,
                                     1997            1996

Deferred lease costs             $    21,000     $    21,000
Debt acquisition costs             2,839,000       2,839,000
Franchise fees                       820,000         820,000
Other                                  4,000           4,000
                                   3,684,000       3,684,000

Less accumulated
  amortization                     3,198,000       3,142,000

                                 $   486,000     $   542,000

Amortization of debt acquisition costs charged to expense was $40,000 in the three months ended March 31, 1997 and 1996. Amortization of franchise acquisition costs charged to expense was $16,000 in each of the three months ended March 31, 1997 and 1996.

DEBT: The Tranche A portion of the Priming Loan was fully drawn in July, 1994. Therefore, no additional debt for capital improvements has been incurred by Operating Partners. All capital improvements and refurbishment's made during the three months ended March 31, 1997 were funded from cash restricted for acquisition of property and equipment (the "FF&E Reserve").

During the first quarter of 1997, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter.

Long-term debt consists of the following:


                                     March 31, 1997    December 31, 1996
Mortgage Notes, net of
  unamortized discount              $  54,203,000     $  54,191,000

Priming Loan                           13,100,000        11,500,000

                                       67,303,000        65,691,000

Less revolving credit portion of
  the Priming Loan, due currently       1,600,000                 -

                                    $  65,703,000     $  65,691,000


Unamortized discount on the Mortgage Notes was $146,000 and $158,000 at March 31, 1997 and December 31, 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As part of its 1992 plan of reoganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnerships to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Parnterships to continue to operate the Inns as going concerns. However it is the present intention of Operating Partners to sell the Baltimore Moravia Road and Baltimore Glen Burnie South Inns.
Operating Partners presently has a contract for the purchase of the Glen
Burnie South Inn and is awaiting the buyer financing, which is to be obtained in mid May, 1997. Closing of the sale would then occur in late June
(although the timing and completion of this purchase contract cannot be guaranteed). Upon consummating a sale, the net sales proceeds will be utilized to reduce the outstanding principal balance of the Priming Loan. As required under the Priming Loan and Restated Loan Agreement, approval by the Lenders is required for the sale of any of the Inns. Approval for the sale of these two Inns has been received from the Lenders. Operating Partners has received some unsolicited proposals to purchase the Partnerships assets or to purchase certain of the Inns. Operating Partners carefully evaluates any of these types of proposals.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance the renewal of the Holiday Inn franchise agreements), changes in real estate rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

The Partnership derives its income from its 99% interest in Operating Partners, whose income currently is derived from the operations of the Inns. Operations of the Inns in the first quarter of 1997 resulted in a net loss of $2,012,000, as compared to a net loss of $2,802,000 in the first quarter of 1996. The decline in net loss between 1997 and 1996 is primarily due to an increase in revenues in the first quarter of 1997. Total revenues for the three months ended March 31, 1996 was $8,824,000, as compared to $9,803,000 in the first quarter of 1997. Lodging revenues rose $853,000, to $7,586,000 in the first quarter of 1997, as compared to $6,733,000 in the first quarter of 1996. The increase in lodging revenues results from the higher average daily room rates ("ADR") and an increase in the occupancy at the Inns. The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                              Three Months Ended
                                  March 31,
                             1997          1996
    Lodging Revenues       $7,586,000    $6,733,000
    Occupancy                   48.9%         45.3%
    ADR                        $66.94        $63.76


The overall ADR increased 5.0%, or $3.18, from $63.76 in the first quarter of 1996 to $66.94 in the first quarter of 1997. The increased ADR is due to continued efforts to attract and maintain those market segments that are willing to pay higher room rates, increased marketing and sales promotions by the Inns, and the increase in demand that has occurred in the marketplace during the first quarter of 1997. In addition, the Inns have been able to attract and retain its guests, and charge increased ADR's, due to the quality of service and product provided by the Inns. While the Partnerships anticipate that the Inns can continue to improve and change their mix of market segments, (which should improve ADR's and profit margins), there can be no assurance that this will be realized, due to, among other things, competitive pressures in the marketplace.

Occupancies for the three months ended March 31, 1997 increased to 48.9%, from 45.3% in the three months ended March 31, 1996. The occupancy increase was achieved by focused marketing efforts and increased sale promotions, which included AAA Automobile Club, Holiday Inns, Inc. promotions, additional billboard advertising and increased direct sales efforts. The Inns also recognized a return during the first quarter of 1997 of government guests that were lost due to the government shutdowns during the first quarter
1996. In addition, the mild winter weather during the first quarter of 1997, as compared to the severe winter weather that occurred in the first quarter of 1996, also contributed to the increased occupancy of the Inns.

There is intense competition in the geographic areas where the Inns are located, including conversions of competitor hotels to Holiday Inns, Inc. ("HII") franchises. Therefore, the Partnerships and W&H believe occupancy levels at the Inns will not substantially increase over the next year, but is expected to show some growth. The occupancy growth projected is due to the stable and growing economic conditions, and the stabilization of supply and demand in the region where the Inns are located. However, due to the fact that approximately one-third of the Inns are "highway oriented" location properties (which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties), slow occupancy growth is expected. Also, these "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancy levels. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, franchise affiliation, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

Food and beverage revenues for the three months ended March 31, 1997 increased to $2,118,000 from $1,994,000 in the three months ended March 31, 1996, primarily as a result of increased revenues from rental of the meeting room facilities, amenities provided to guests utilizing these facilities, and the catering to the meeting room facilities. The increase in food and beverage revenues is also attributable to increases in food and beverage prices and in the number of food and beverage patrons.

Direct operating expenses increased $501,000 for the quarter ended March 31, 1997, to $9,131,000, from $8,630,000 during the corresponding quarter of 1996. The increase in lodging expenses is due to inflationary increases in labor costs, and increases in expenses, such as room amenities, travel agent commissions and guest supplies, that are incurred in servicing the higher rated market segments. Increases in food and beverage expenses are attributable to the inflationary increases in labor costs and increases in food and beverage costs related to increases in such revenues. Food and beverage as a percentage of food and beverage revenues decreased from 87.2% for the quarter ended March 31, 1996 to 85.1% for the first quarter of 1997, as a result of higher prices and effective cost controls. Increased marketing costs during the first quarter of 1997 reflect increases in marketing and sales efforts, including increased advertising and hotel promotions. The increase also reflects increases in those fees paid to HII, which increase with revenues. The utility costs decreased during the first quarter of 1997 as compared to the same quarter of 1996, as a result of milder weather in the first quarter of 1997 than in the first quarter of 1996. Insurance costs increased in the first quarter of 1997 over the same period of 1996, as a result of increases in insurance rates. Other direct operating costs increased, in part because certain costs, such as credit card commissions, Inn management fees and franchise fees are based upon, and increase with, revenues. In addition, inflationary increases in administrative labor and expenses, plus employment and training costs increases, have contributed to the year-over-year increase in other direct operating costs. The increase in other general and administrative costs is primarily due to the timing of certain recurring expenses that were incurred in the first quarter of 1997, that were not incurred in the first quarter of 1996. To a lesser extent, the increase in other general and administrative costs also includes expenses incurred in the first quarter of 1997 of analyzing franchise alternatives and product improvement plans and costs in connection with the "Holiday Inn" franchise renewals. Depreciation and amortization declined in the first quarter of 1997 from the first quarter of 1996, due to certain fixed assets becoming fully depreciated at the end of 1996.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the nine months ended March 31, 1997:


   Net cash provided by operating activities      $ (   906,000)
   Net cash used in investing activities            (   497,000)
   Net cash provided by financing activities          1,600,000

   Net increase in cash and cash equivalents      $     197,000


The Inns have historically experienced negative cash flows during the first quarter of each year, and for the quarter ended March 31, 1997, operating expenses exceeded operating revenues of the Inns and the Partnerships.

Net cash used in investing activities totaled $497,000 for the three months ended March 31, 1997, resulting from cash utilized for capital improvements and refurbishment's of $488,000, and the net increase in restricted cash of $9,000. The net increase in restricted cash included an increase of $33,000 in the interest reserve and tax escrow accounts, net of a decrease in the FF&E Reserve of $24,000 (capital expenditures of $463,000, which were funded from the FF&E Reserve exceeded, the funding to the FF&E Reserve of $439,000 at 5% of revenues, plus interest earned on the account).

Cash provided by financing activities of $1,600,000 was from borrowings under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1997.

The Partnerships anticipate continued growth in the economy, in the travel and hospitality industries, in the real estate market and in the comparative attractiveness of the Inns resulting from the capital improvements (although neither the Partnership nor any of its advisors can give any assurances as to the strength or duration of any such economic growth). The Partnerships anticipate that such economic growth, coupled with the improvements constantly being made to the physical condition of the Inns and continued professional management and marketing of the Inns, will result in the improvement of occupancies, room rates and related revenues, and thus create better profit margins. The Partnerships anticipate that their future earnings, together with the advances under the Priming Loan, will enable the Partnerships to pay all operating expenses, pay debt service, and satisfy th payment requirements under the current HII franchise agreements. However, while the Partnerships' budgets and capital plans reflect their present best estimates of future events, those events are beyond the control of the Partherships, the General Partner and W&H and no assurances can be given that the Partnerships will have the liquidity to meet future operating and capital commitments.

The "Holiday Inn" franchises of ten of the Inns expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the renewal of an expiring franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a Property Improvement Plan ("PIP"), the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIPs for ten of the Inns whose franchises expire in 1997. During the second quarter of 1996, HII inspected and prepared PIPs for the remaining two Inns whose franchises expire in 1997 (though HII had previously indicated that it might not renew those franchises and , accordingly, had not prepared PIPs for those Inns). Based on those PIPs, and on analyses of W&H, Operating Partners estimates the cost of the capital expenditures to be in the range of $13,000,000, although Operating Partners believes that the scope of work and related costs will be subject to negotiation. In addition, Operating Partners will be required to pay franchise renewal costs of approximately $884,000 ($500 per room) for these twelve Inns. Accordingly, Operating Partners engaged W&H to evaluate, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises Based on W&H's evaluation, Operating Partners determined that the Inns should remain franchised as "Holiday Inns". Therefore, Operating Partners has reached an agreement with HII as to the terms and conditions of the franchise renewals and have submitted those agreements to the Lenders for their review. Operating Partners cannot enter into those agreements without the consent of the Lenders. In addition, Operating Partners is continuing to evaluate the improvements and expenditures included in each of the PIP's, in order to identify those items that Operating Partners believes will enhance the Inns's ability to compete in its market and that will add value to the Inn; and those improvements or expenditures that Operating Partners believes to be less necessary or which will add little value. Operating Partners is continuing negotiations with HII as to the scope of work included in each PIP and the length of time within which such improvements will be completed. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, for the expiration date of the old franchise to complete the capital improvements included in each PIP. It is anticipated that the capital improvements for the PIP's will be financed partially from the FF&E Reserve and from additional financing, if available. At the present time, the current Lenders have stated that they are not willing to provide any such financing, that will be required. Operating Partners is actively investigating financing possibilities. However, there can be no assurance that additional financing will be available.

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

During the fourth quarter of 1996, the Partnership received a letter from the New York Stock Exchange (the "Exchange") advising the Partnership that the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fall below the Exchange's continued listing criteria. The letter from the Exchange advised the Partnership that it was the Exchange's "preliminary conclusion that there is not a sufficient basis for maintaining the listing of the [Units]." The Partnership has made a submission to the Exchange recommending the continued listing of the Units. In addition, the Partnership will meet with the Exchange to discuss continued listing on the Exchange. However, there can be no assurance that the Partnership will be able to maintain the listing of the Units on the Exchange or to arrange for the Units to be listed on any other national securities exchange or admitted to trading on the NASDAQ Stock Market.


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


             										PRIME MOTOR INNS LIMITED PARTNERSHIP
													         	(REGISTRANT)
									             	By: Prime-American Realty Corp.
										                	General Partner

Date: May 7, 1997						By:	/s/ S. Leonard Okin
                         		S. Leonard Okin
                    							Vice President