Form 10-Q
period 1997-06-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1997-08-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 1997

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
INDEX


                                																					  Page
																				                                  	Number
	PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements

				Consolidated Balance Sheets -
					June 30, 1997 and December 31, 1996							          3

				Consolidated Statements of Operations - Three
 				and Six Months Ended June 30, 1997 and 1996					    5

				Consolidated Statement of Partners' Deficit -
					Six Months Ended June 30, 1997									            6

				Consolidated Statements of Cash Flows -
					Six Months Ended June 30, 1997 and 1996						      7

				Notes to Consolidated Financial Statements							   8

	Item 2.	Management's Discussion and Analysis of
  Financial Condition	and Results of Operations								10

	PART II.  OTHER INFORMATION AND SIGNATURES:

	Item 6.   Exhibits and Reports on Form 8-K							  	 	15


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                       June 30,
                                         1997           December 31,
ASSETS                                (Unaudited)           1996

Current assets:
  Cash and cash equivalents            $  1,314         $    834
  Accounts receivable, net                  912              774
  Prepaid expenses                          242              952
  Other current assets                      350              328

    Total current assets                  2,818            2,888

Property and equipment
  net of accumulated depreciation
  and amortization                       47,835           48,825

Cash and cash equivalents
 restricted for:
   Acquisition of property
     and equipment                        1,474            1,195
     Interest and taxes                     588              522

Total restricted cash and
  cash equivalents                        2,062            1,717

Other assets, net                           556              542

                                       $ 53,271         $ 53,972

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                               June 30,
                                                 1997        December 31,
Liabilities and Partners' Deficit            (Unaudited)         1996

Current liabilities:
  Trade accounts payable                      $    377        $    484
  Accrued payroll                                  567             660
  Accrued payroll taxes                            228             165
  Accrued vacation                                 440             437
  Accrued utilities                                298             322
  Sales tax payable                                521             274
  Other current liabilities                        921             772

    Total current liabilities                    3,352           3,114

Long term debt                                  65,715          65,691
Deferred interest                                2,454           2,872
Other liabilities                                  211             216

    Total long-term liabilities                 68,380          68,779

    Total liabilities                           71,732          71,893

Commitments

Partners' deficit:
  General partner                              (   756)        (   751)
  Limited partner                              (17,705)        (17,170)

    Total partners' deficit                    (18,461)        (17,921)

                                              $ 53,271        $ 53,972

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Thousands, except per Unit amounts)
Unaudited

                                         Three Months Ended  Six Months Ended
                                            June 30,            June 30,
                                         1997      1996      1997      1996
Revenues:
  Direct operating revenues:
    Lodging                            $ 11,997  $ 11,096  $ 19,583  $ 17,829
    Food and beverage                     2,516     2,559     4,634     4,553
Other Income                                 83        93       182       190
    Total revenues                       14,596    13,748    24,399    22,572

Expenses:
  Direct operating expenses:
    Lodging                               2,623     2,492     4,628     4,375
    Food and beverage                     2,148     2,071     3,950     3,810
    Marketing                               985       904     1,798     1,656
    Utilities                               620       642     1,461     1,513
    Repairs and maintenance               1,021       958     1,833     1,777
    Rent                                    330       329       659       658
    Insurance                               139       183       378       366
    Property taxes                          367       369       734       738
    Other                                 2,282     2,094     4,205     3,779
  Other general and administrative          137       175       372       303
  Depreciation and amortization             953     1,352     1,892     2,704
  Interest expense                        1,519     1,527     3,029     3,043

    Total expenses                       13,124    13,096    24,939    24,722

Net income (loss)                         1,472       652    (  540)   (2,150)

Net income (loss) allocable to
  general partner                            15         7    (    5)   (   21)

Net income (loss) allocable to
  limited partners                     $  1,457  $    645   $(  535)  $(2,129)

Number of limited partner
  units outstanding                       4,000     4,000     4,000     4,000

Net income (loss) allocable to limited
  partners per unit                    $   0.36  $    .16   $(  .13)  $(  .53)


The accompanying notes are an integral part of the consolidated financial statements

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited

                                           Six Months Ended June 30, 1997
                                         General       Limited
                                         Partner       Partners      Total

Balance at January 1, 1997             $ (   751)    $ (17,170)    $ (17,921)

Net loss for the six months
  ended June 30, 1997                    (     5)      (   535)      (   540)

Balance at June 30, 1997               $ (   756)      ( 17,705)   $ (18,461)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                      Six Months Ended
                                                           June 30,
                                                       1997        1996

Cash flows from operating activities:
  Net loss                                          $ (  540)    $ (2,150)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization of property
      and equipment                                    1,781        2,593
    Amortization of other assets                         111          111
    Amortization of debt discount                         24           23
    Increase (decrease) from changes in:
      Accounts receivable                             (  138)      (  400)
      Prepaid expenses                                   710          650
      Other current assets                            (   22)           9
      Other assets                                    (  125)           -
      Trade accounts payable                          (  107)      (  112)
      Accrued payroll and payroll taxes               (   30)      (   44)
      Accrued vacation                                     3            3
      Accrued utilities                               (   24)      (   63)
      Sales tax payable                                  247          275
      Other current liabilities                          149          213
      Deferred interest                               (  418)      (  393)
      Other liabilities                               (    5)           -

    Net cash provided by operating activities          1,616          715

Cash flows from investing activities:
  Additions to property and equipment                 (  791)      (  803)
  Decrease (increase) in restricted cash              (  345)         168

    Net cash used in investing activities             (1,136)      (  635)

Cash flows from financing activities:
  Borrowings under revolving credit facility           1,600        1,600
  Repayments of revolving credit facility             (1,600)      (1,100)

    Net cash provided by financing activities              -          500

  Net increase in cash and cash equivalents              480          580

  Cash and cash equivalents, beginning of period         834          792

  Cash and cash equivalents, end of period           $ 1,314      $ 1,372

Supplimental cash flow data:
  Interest paid                                      $ 3,423      $ 3,413


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of June 30, 1997, their results of operations for the three and six months ended June 30, 1997 and 1996.

The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns.

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

Impairment of Long Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets", the Partnerships review for impairment and recoverability of, primarily, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Assets

Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Loss Per Unit

Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 Units outstanding.

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At June 30, 1997 and December 31, 1996, the Partnerships had approximately $81,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

4. OTHER ASSETS:

The components of other assets are as follows (dollar amounts in thousands):

                               June 30,     December 31,
                                  1997          1996

Deferred lease costs          $     21      $     21
Debt acquisition costs           2,839         2,839
Franchise fees                     945           820
Other                                4             4
                                 3,809         3,684

Less accumulated amortization    3,253         3,142

                              $    556     $     542

In June, 1997, $125,000 was prepaid to Holiday Inns, Inc. to extend the Holiday Inn franchises to August 29, 1997 for ten of the Inns whose franchises were to expire on June 30, 1997. If the franchise agreements with HII are renewed the amount paid will be applied against the franchise renewal costs.

Amortization of debt acquisition costs charged to expense was $81,000 in the six months ended June 30, 1997 and 1996, respectively. Amortization of franchise acquisition costs charged to expense was $30,000 in the six months ended June 30, 1997 and 1996, respectively.

5. DEBT:

During the first quarter of 1997, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter. Operating Partners repaid the entire $1,600,000 of the Tranche B Loan from excess working capital in the second quarter of 1997, as required under the Priming Loan.

Long-term debt consists of the following:

                           June 30, 1997      December 31, 1996
Mortgage Notes, net of
  unamortized discount     $  54,215,000      $  54,191,000

Priming Loan                  11,500,000         11,500,000
                           $  65,715,000      $  65,691,000


Unamortized discount on the Mortgage Notes was $134,000 and $158,000 at June 30, 1997 and December 31, 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming
Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns. However, Operating Partners sold the Glen Burnie South Inn in July, 1997, and has listed for sale the Baltimore Moravia Road and the Baltimore Pikesville Inns and intends to seek to sell the remaining Inns that are "highway oriented" properties which, with their exterior corridors and being older properties (generally over 20 years old), have a dated appearance. Those Inns, like the Glen Burnie South, Baltimore Moravia Road and Baltimore Pikesville Inns, are either losing money or, in the opinion of the General Partner, will not produce a sufficient return to justify the costs to complete the Holiday Inns, Inc. Product Improvement Plan (PIP's) and the franchise fees for renewal of their franchises. The net sale proceeds from the Glen Burnie South Inn and the sale of any other Inns (including the Baltimore Moravia Road and Baltimore Pikesville Inns) will be applied to reduce the outstanding principal balance of the Priming Loand, as required by the Priming Loan Agreement. Operating Partners has received some unsolicited proposals to purchase the Partnerships' assets or to purchase certain of the Inns. Operating Partners carefully evaluates any of these types of proposals.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance the renewal of the Holiday Inn franchise agreements), changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, Partnership, Operating Partners or W&H.

Results of Operations

Net income from operations was $1,472,000 in the second quarter of 1997, versus $652,000 of net income in the second quarter of 1996. Net loss for the six months ended June 30, 1997 was $540,000, as compared to a net loss of $2,150,000 in the first six months of 1996. Total revenues for the three months ended June 30, 1997 were $14,596,000, as compared to $13,748,000, in the corresponding quarter of 1996. The increase in total revenues is due to the increase in lodging revenues, resulting from higher average daily room rates (ADR) and increased occupancies at the Inns.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                          Three Months Ended            Six Months Ended
                              June 30,                      June 30,
                         1997           1996           1997           1996
Lodging Revenues     $11,997,000    $11,096,000    $19,583,000    $17,829,000
Occupancy                  70.0%          68.7%          59.5%          57.0%
ADR                       $73.95         $69.50         $71.07         $67.22


The ADR increased 6.4%, or $4.45, in the second quarter of 1997 compared to the second quarter of 1996. For the six months ended June 30, 1997, the ADR increased 5.7%, or $3.85, from $67.22 in the first six months of 1996 to $71.07 in the first six months of 1997. These rates have been achieved because the Inns have attracted and retained those market segments that are willing to pay higher room rates, principally as a result of the good condition of the Inns from continued upgrades and maintenance at the Inns, and effective internal marketing and sales promotions. While the Partnerships anticipate that the Inns can continue to improve their mix of market segments, and thereby increase ADR and improve profit margins, there can be no assurance as to whether this will be realized, due to , among other things, competitive pressures in the marketplace.

Occupancies increased 2.5 percentage points, to 59.5% in the first six months of 1997, as compared to 57.0% during the first six months of 1996. The increase in occupancy is attributable to increased sales and marketing efforts and the continued increase in national business and leisure travel. There is intense competition in the geographic areas where the Inns are located, including conversions of competitor hotels to Holiday Inns, Inc. ("HII") franchises. Therefore, the Partnerships and W&H believe occupancy levels at the Inns will not substantially increase over the next year, but is expected to show some growth. The occupancy growth projected is due to stable and growing economic conditions, and the stabilization of supply and demand in the region where the Inns are located. However, due to the fact that approximately one-third of the Inns are "highway oriented" location properties (which generally have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties), slow occupancy growth is expected. Also, these "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancy levels. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, franchise affiliation, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

Food and beverage revenues for the three months ended June 30, 1997 decreased slightly, to $2,516,000 from $2,559,000 in the second quarter of 1996. The decline during the quarter is associated with the decline in lunch and banquet revenues. The decline in banquet revenues is due to efforts to sell the meeting room facilities as apposed to banquet facilities. During the first six months of 1997, food and beverage revenues have increased to $4,634,000 from $4,553,000 in the first six months of 1996. Th

Direct operating expenses increased $473,000 for the quarter ended June 30, 1997, to $10,515,000 from $10,042,000 during the corresponding quarter of 1996. The increase in lodging expenses is due to inflationary increases in labor costs, and increases in expenses, such as room amenities and travel agent commissions. Food and beverage costs also increased, reflecting inflationary increases in labor and food costs. Increased marketing costs reflect increases in marketing and sales efforts, including increased advertising and hotel promotions. Insurance costs decreased due to decreases in certain insurance rates. Inn management fees and franchise fees are based upon and increase with revenues. In addition, inflationary increases in administrative labor and expenses, plus employment and training cost increases, have contributed to the year-over-year increase in other direct operating costs.

Other general and administrative expenses during the quarter ended June 30, 1997 decreased as compared to the expenses incurred during the quarter ended, June 30, 1996. The decrease occurred due to certain recurring expenses being incurred in the first quarter of 1997, as apposed to being incurred in the second quarter of 1997, as it had in the previous year. Depreciation and amortization decreased due to certain fixed assets becoming fully depreciated at the end of 1996.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the six months ended June 30, 1997:


Net cash provided by operating activities     $  1,616,000
Net cash used in investing activities           (1,136,000)
Net cash provided by financing activities                -
Net increase in cash and cash equivalents     $    480,000


The Inns have historically experienced negative cash flow from operations in the first quarter of each year and increased cash flows from operations
beginning in the second quarter of each year.  The 	Partnerships' cash flow
from operations in the six months ended June 30, 1997 of $1,616,000 exceeded the cash flow from operations in the comparable period of 1996 by $901,000, as a result of the increase in revenues and improved margins during the quarter and six months ended June 30, 1997, as compared to the same periods in 1996.

Net cash used in investing activities totaled $1,136,000 for the six months ended June 30, 1997, reflecting cash utilized for capital improvements and refurbishments of $791,000, and the net increase in restricted cash of $345,000. The net increase in restricted cash included an increase in the FF&E Reserve of $279,000 (funding plus interest earned of $1,133,000, less capital expenditures of $854,000 which were funded from the FF&E Reserve) and an increase of $66,000 in the interest reserve and tax escrow accounts.

Operating Partners borrowed $1,600,000 under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1997 and repaid the entire $1,600,000 of the Tranche B Loan from excess working capital during the second quarter of 1997.

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

The "Holiday Inn" franchises of ten of the Inns were to expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the renewal of an expiring franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a PIP, the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIPs for ten of the Inns whose franchises expire in 1997. During the second quarter of 1996, HII inspected and prepared PIPs for the remaining two Inns whose franchises expire in 1997 (though HII had previously indicated that it might not renew those franchises and, accordingly, had not prepared PIPs for those Inns). Based on those PIPs, and on analyses by W&H, Operating Partners estimated the cost of the capital expenditures to be in the range of $13,000,000, although Operating Partners believed that the scope of work and related costs would be subject to negotiation. In June 1997, the Partnership requested that HII extend the expiration of the ten Inns. HII agreed to extend the franchise expirations for the ten Inns to August 29, 1997 and prepared revised PIPs. In June, 1997, Operating Partners paid HII $125,000, as a prepayment for the franchise renewals. The Partnerships are in the process of determining the cost of capital expenditures required by these new PIP's, after which Operating Partners will re-assess and re-evaluate the alternatives for each of the Inns. Operating Partners will be required to pay franchise renewal fees of approximately &834,000 ($500 per room, excluding the Glen Burnie South Inn which was sold in July, 1997) for the eleven Inns. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the expiration date of the old franchise to complete the capital improvements included in the PIP. It is anticipated that the capital improvements for the PIPs will be financed partially from the FF&E Reserve and from additional financing, if available. At the present time, the current Lenders have stated that they are not willing to provide any such financing, that will be required and have not consented to the Partnerships payment of the balance of the franchise renewal fees, pending review of the Partnerships' business and financing plans. Operating Partners is actively investigating financing possibilities. However, there can be no assurance that additional financing will be available.

If financing is not available and Operating Partners is unable to defer the timing and costs of the PIPs, the Inns may have to change franchise affiliations, become independent hotels or certain of the Inns may have to be sold. Changes in such franchise affiliations could adversely impact the Partnerships' results of operations. Further, under the Priming Loan and Restated Loan Agreements, approval by the Lenders will be required for any franchise changes, capital expenditures or additional financing.

Effective before the opening of the market on June 20, 1997, the Units were delisted by the New York Stock Exchange (the "Exchange") because the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fell below the Exchange's continued listing criteria. From June 20, 1997 through July 8, 1997, the Units were traded by brokers who made a market in the Units, and since July 9, 1997, the Partnership's Units have been trading on the NASDAQ Over the Counter Bulletin Board, under the ticker symbol PMPI.

Under the Internal Revenue Code, the Partnership, as a publicly traded partnership, will be taxable as a corporation after December 31, 1997.
The recently-enacted Taxpayer Relief Act of 1997 exempts from taxation as a corporation any publicly traded partnership that satisfies certain conditions, including making payment in the amount of 3.5% of its gross revenues. The Partnership believes that, as a result of its operating losses, it should not have any tax liability for a substantial period of time and such 3.5% of gross revenues payment would be substantially in excess of any corporate income tax that the Partnership might foreseeable pay. The General Partner is evaluating the consequences of the transition to corporate form (which might require transfer of title to the Inns, probably would have some tax consequences and might affect the franchise agreements and liquor licenses for the Inns).
The General Partner expects to submit to the Limited Partners a proposal for the merger of the Partnership into Operating Partner and for the conversion of the surviving partnership to a corporation owned by, and managed by a Board of Directors elected by, the Unitholders and the General Partner.

The General Partner has received correspondence from a lawyer representing several Unitholders. In this correspondence, the lawyer indicates that the holders of 25% of the Units request a meeting of the Limited Partners. While the purpose of the meeting is still being defined, it appears that the principal purpose of the meeting will be to discuss possible strategic redirections of the Partnership's business and operations and a possible additional purpose of the meeting will be to remove the Prime-American Realty Corp. as the General Partner and elect as a new General Partner an entity designated by one or more of the Unitholders calling the meeting. It is anticipated that such a meeting will be held in the latter part of September, 1997.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

  	       (b) Reports on Form 8-K

          	During the quarter ended June 30, 1997 the Partnership filed a Report of Form 8-K on June 2, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          										PRIME MOTOR INNS LIMITED PARTNERSHIP
														                                  (REGISTRANT)
										                          By: Prime-American Realty Corp.
											                             General Partner


Date: August 13, 1997			             			By:	/s/ S. Leonard Okin
					                              		      	S. Leonard Okin
                              								      Vice President