Form 10-Q
period 1997-09-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1997-11-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 1997

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

Page 1 of 18

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
INDEX


                                    																					  Page
																			                                      		Number
	PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements

				Consolidated Balance Sheets -
 					September 30, 1997 and December 31, 1996						          3

				Consolidated Statements of Operations - Three
  				and Nine Months Ended September 30, 1997 and 1996   			 5

				Consolidated Statement of Partners' Deficit -
 					Nine Months Ended September 30, 1997							             6

				Consolidated Statements of Cash Flows -
 					Nine Months Ended September 30, 1997 and 1996				       7

				Notes to Consolidated Financial Statements						        	 9

Item 2.	Management's Discussion and Analysis of
  Financial Condition	and Results of Operations										   	12

PART II.  OTHER INFORMATION AND SIGNATURES:

  	Item 6.   Exhibits and Reports on Form 8-K							  	  	  	17


PRIME MOTOR INNS LIMITED PARTNERSHIPAND
SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                September 30,
                                                    1997          December 31,
ASSETS                                           (Unaudited)          1996

Current assets:
  Cash and cash equivalents                      $   2,130         $     834
  Accounts receivable, net                           1,132               774
  Prepaid expenses                                     829               952
  Other current assets                                 363               328

Total current assets                                 4,454             2,888

Property and equipment
  net of accumulated depreciation
  and amortization                                  46,012            48,825

Cash and cash equivalents restricted for:
  Acquisition of property
    and equipment                                    1,865             1,195
  Interest and taxes                                   803               522
  Expenses associated with the sale
    of an Inn                                           25                 -

Total restricted cash and
  cash equivalents                                   2,693             1,717


Other assets, net                                      489               542

                                                 $  53,648         $  53,972

Continued

The accompanying notes are an integral part of the consolidated financial statements


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                September 30,
                                                    1997          December 31,
Liabilities and Partners' Deficit                (Unaudited)          1996

Current liabilities:
  Trade accounts payable                         $     395         $     484
  Accrued payroll                                      769               660
  Accrued payroll taxes                                317               165
  Accrued vacation                                     423               437
  Accrued utilities                                    277               322
  Sales tax payable                                    524               274
  Other current liabilities                          1,067               772

    Total current liabilities                        3,772             3,114

Long-term debt                                      63,556            65,691
Deferred interest                                    2,217             2,872
Other liabilities                                      208               216

    Total long-term liabilities                     65,981            68,779

    Total liabilities                               69,753            71,893

Commitments

Partners' deficit:
  General partner                                  (   733)         (   751)
  Limited partners                                 (15,372)         (17,170)

    Total partners' deficit                        (16,105)         (17,921)

                                                 $  53,648        $  53,972

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per Unit amounts)
Unaudited

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996        1997      1996

Revenues:
Direct operating revenues:
  Lodging                           $ 12,281   $ 11,999   $ 31,864   $ 29,828
  Food and beverage                    2,294      2,444      6,928      6,997
Other Income                             125         91        307        281
  Total revenues                      14,700     14,534     39,099     37,106

Expenses:
Direct operating expenses:
  Lodging                              2,725      2,617      7,353      6,992
  Food and beverage                    2,021      2,083      5,971      5,893
  Marketing                              930        952      2,728      2,608
  Utilities                              760        780      2,221      2,293
  Repairs and maintenance                950        887      2,783      2,664
  Rent                                   322        329        981        987
  Insurance                              233        183        611        549
  Property taxes                         362        369      1,096      1,107
  Other                                2,419      2,303      6,624      6,082
Other general and administrative         219        202        591        505
Depreciation and amortization            971      1,355      2,863      4,059
Interest expense                       1,443      1,494      4,472      4,537
  Total expenses                      13,355     13,554     38,294     38,276

Income (loss) before gain on sale
  of an Inn                            1,345        980        805     (1,170)

Gain on sale of an Inn                 1,011          -      1,011          -

Net income (loss)                      2,356        980      1,816     (1,170)

Net income (loss) allocable to
  general partner                         24         10         18        (11)

Net income (loss) allocable to
  limited partners                  $  2,332   $    970   $  1,798   $ (1,159)

Number of limited partner
  units outstanding                    4,000      4,000      4,000      4,000

Net income (loss) allocable to
limited partners per unit           $   0.58   $   0.24   $   0.45   $  (0.29)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited

                                         Nine Months Ended September 30, 1997

                                           General     Limited
                                           Partner     Partners      Total

Balance at January 1, 1997              $ (   751)    $ (17,170)   $ (17,921)

Net income for the nine months
  ended September 30, 1997                     18         1,798        1,816

Balance at September 30, 1997           $ (   733)    $ (15,372)   $ (16,105)


The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                         Nine Months Ended
                                                           September 30,
                                                          1997        1996
Cash flows from operating activities:
  Net Income (loss)                                    $  1,816    $ (1,170)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization of property
    and equipment                                         2,685       3,892
  Amortization of other assets                              178         167
  Amortization of debt discount                              36          34
  Gain on sale of an Inn                                 (1,011)          -
  Increase (decrease) from changes in:
    Accounts receivable                                  (  358)     (  351)
    Prepaid expenses                                        123          77
    Other current assets                                 (   35)          6
    Other Assets                                         (  125)          -
    Trade accounts payable                               (   89)     (   33)
    Accrued payroll and payroll taxes                       261      (  212)
    Accrued vacation                                     (   14)          5
    Accrued utilities                                    (   45)     (   49)
    Sales tax payable                                       250         262
    Other current liabilities                               295         362
    Deferred interest                                    (  655)     (   68)
    Other liabilities                                    (    8)          -

  Net cash provided by operating activities               3,304       2,922

Cash flows from investing activities:
  Proceeds from the sale of an Inn                        2,400           -
  Payments of expenses associated with the sale
    of an Inn                                            (  161)          -
  Additions to property and equipment                    (1,057)     (1,081)
  Increase in restricted cash for acquisition of
    property and equipment and for interest and taxes    (  951)     (  174)
  Cash restricted for the payment of additional
    expenses associated with the sale of an Inn          (   25)          -

  Net cash provided by (used in) investing activities        206     (1,255)


Continued

The accompanying notes are an integral part of the consolidated financial statements

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                          Nine Months Ended
                                                            September 30,
                                                          1997        1996

Cash flows from financing activities:
  Payment of Tranche A portion of the Priming Loan
    from the proceeds of the sale of an Inn             $(2,171)    $     -
  Payment of Tranche A portion of the Priming Loan
    for prepayment penalty                               (   43)          -
  Borrowings under revolving credit facility              1,600       1,600
  Repayments of revolving credit facility                (1,600)     (1,600)

  Net cash used in financing activities                  (2,214)          -

Net increase in cash and cash equivalents                 1,296       1,677

Cash and cash equivalents, beginning of period              834         792

Cash and cash equivalents, end of period                $ 2,130     $ 2,459

Supplementary cash flow data:
  Interest paid                                         $ 5,091     $ 4,571


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("Operating Partners"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of September 30, 1997 and 1996, and their cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns. See note 6, "Recent Development".

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and Operating Partners. Operating Partners operates under a 52/53 week fiscal year (1996 was a fifty-three week year and 1997 is a fifty-two week year). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

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

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the Inns (the "Inns") pursuant to a management agreement with Operating Partners. At September 30, 1997 and December 31, 1996, the Partnerships had approximately $78,000 and $61,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

4. OTHER ASSETS:

The components of other assets are as follows (dollar amounts in thousands):

                                             September 30,   December 31,
                                                 1997            1996

Deferred lease costs                          $     21        $     21
Debt acquisition costs                           2,839           2,839
Franchise fees                                     945             820
Other                                                4               4

                                                 3,809           3,684
Less accumulated
  amortization                                   3,320           3,142

                                              $    489        $    542

In June, 1997, $125,000 was paid to Holiday Inns, Inc. ("HII") to extend the Holiday Inn franchises to July 31, 1997 (which was subsequently extended by HII to August 29, 1997, September 19, September 30, October 15, and, most recently, November 14, 1997), for the ten Inns whose franchises were to expire on June 30, 1997. Operating Partners and Servico, Inc., have requested an additional extension of the franchises, and HII has verbally granted an additional six week extension. If the franchise agreements with HII are renewed the amount paid will be applied against the franchise renewal costs.

Amortization of debt acquisition costs charged to expense was $121,000 in the nine months ended September 30, 1997 and 1996, respectively. Amortization of franchise acquisition costs charged to expense was $57,000 and $46,000 in the nine months ended September 30, 1997 and 1996, respectively.

5. DEBT:

During the first quarter of 1997, Operating Partners borrowed $1,600,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter. Operating Partners repaid the entire $1,600,000 of the Tranche B Loan from excess working capital in the second quarter of 1997, as required under the Priming Loan. In July, 1997, the Glen Burnie South Inn was sold resulting in net proceeds of $2,214,000, of which $2,171,000 was utilized to pay down the Tranche A portion of the Priming Loan and $43,000 was utilized to pay the related prepayment penalty, as required by the Priming Loan Agreements.

Long-term debt consists of the following:

                                September 30, 1997    December 31, 1996
  Mortgage Notes, net of
    unamortized discount          $  54,227,000         $  54,191,000

  Priming Loan                        9,329,000            11,500,000

                                  $  63,556,000         $  65,691,000

Unamortized discount on the Mortgage Notes was $122,000 and $158,000 at September 30, 1997 and December 31, 1996, respectively.

6.	RECENT DEVELOPMENT:

On November 7, 1997 the Partnership signed a definitive agreement with Servico, Inc. ("Servico") to sell to Servico the Partnership's 99% limited partnership interest in Operating Partners. Under the agreement, Servico will pay $8 million in cash to the Partnership and will take the Partnership's interest in Operating Partners subject to the outstanding indebtedness and other obligations of Operating Partners.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis set forth below is based on the financial condition of the Partnerships at September 30, 1997 and the results of their operations for the nine months then ended. On November 7, 1997, following efforts to arrange financing for Product Improvement Plans (PIPs) for the Inns or to otherwise protect the interests of the Unitholders, the Partnership signed a definitive agreement with Servico to sell to Servico the Partnership's 99% limited partnership interest in Operating Partners. Under the agreement, Servico will pay $8 million in cash to the Partnership and will take the Partnership's interest in Operating Partners subject to the outstanding indebtedness and other obligations of Operating Partners.
The transaction is subject to the approval of the Unitholders of the Partnership and a special meeting of Unitholders will be scheduled for such vote. The Management's Discussion and Analysis set forth below should be read in light of that development. In addition, the Partnership understands that Servico has also agreed to acquire the General Partner's 1% general partnership interest in Operating Partners. The Partnership understands that, under that agreement, the General Partner and its parent, Prime Hospitality, Inc., will waive all rights that they may have to receive any distributions by the Partnership of the proceeds of the sale of the Partnership's limited partnership interest in Operating Partners.

Financial Condition

As part of its 1992 plan of reorganization, Operating Partners restructured its Mortgage Notes under the Restated Loan Agreement and arranged a Priming Loan to fund necessary capital improvements and to finance operating deficiencies. The ability of the Partnership to pay operating expenses and debt service, and to create required reserves, depends upon the ability of Operating Partners to increase future cash flows from operations. Unless cash flows from operations are sufficient, the Partnerships may not be able to continue as going concerns. It is the intention of the Partnerships to continue to operate the Inns as going concerns. However, Operating Partners sold the Glen Burnie South Inn in July, 1997, has entered into a purchase contract for the Baltimore Pikesville Inn, and has planned to sell the Baltimore Moravia Road, Baltimore Belmont, Frederick MD, Lancaster Rt. 501, York Market Street and the Hazleton Inns, which are "highway oriented" properties which, having exterior corridors and being older properties (generally over 20 years old), have a dated appearance. These Inns are either losing money or, in the opinion of the General Partner, will not produce a sufficient return to justify the costs to complete the HII PIPs and the franchise fees for renewal of their franchises. Like with the sale of the Glen Burnie South Inn, the net sale proceeds of these Inns will be applied to reduce the outstanding principal balance of the Priming Loan, as required by the Priming Loan Agreement. Operating Partners has received some unsolicited proposals to purchase the Partnerships' assets or to purchase certain of the Inns. Operating Partners carefully evaluates any of these types of proposals.

The Partnerships' investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by HII of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance any PIPs and the renewal of the Holiday Inn franchise agreements), changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, Operating Partners or W&H.

Results of Operations

Net income before gain on sale of an Inn was $1,345,000 in the third quarter of 1997, versus $980,000 of net income in the third quarter of 1996. Net income before gain on sale of an Inn was $804,000 for the nine months ended September 30, 1997, as compared to a net loss of $1,170,000 in the first nine months of 1996. Total revenues for the three months ended September 30, 1997 were $14,700,000, as compared to $14,534,000, in the corresponding quarter of 1996. The increase in total revenues is due to the increase in lodging revenues, resulting from higher average daily room rates (ADR) and increased occupancies at the Inns.

The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                        Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                        1997           1996            1997           1996

Lodging Revenues     $12,281,000    $11,999,000     $31,864,000    $29,828,000
Occupancy                  72.8%          72.4%           63.8%          62.1%
ADR                       $75.01         $71.44          $72.54         $68.86


The ADR increased 5.0%, or $3.57, in the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, the ADR increased 5.3%, or $3.68, from $68.86 in the first nine months of 1996 to $72.54 in the first nine months of 1997. These rates have been achieved because the Inns have attracted and retained those market segments that are willing to pay higher room rates, principally as a result of the good condition and maintenance of the Inns, good customer service levels, and effective internal marketing and sales promotions. While the Partnerships anticipate that the Inns can continue to improve their mix of market segments, and thereby increase ADR and improve profit margins, there can be no assurance as to whether this will be realized, due to, among other things, competitive pressures in the marketplace.

Occupancies increased 1.7 percentage points, to 63.8% in the first nine months of 1997, as compared to 62.1% during the first nine months of 1996. The increase in occupancy is attributable to increased sales and marketing efforts and the continued increase in national business and leisure travel. There is intense competition in the geographic areas where the Inns are located, including conversions of competitor hotels to Holiday Inn franchises. Therefore, the Partnerships and W&H believe occupancy levels at the Inns will not substantially increase over the next year, but is expected to show some growth. The occupancy growth projected is due to the stable and growing economic conditions, and the stabilization of supply and demand in the region where the Inns are located. However, due to the fact that approximately one-third of the Inns are "highway oriented" location properties (which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties), slow occupancy growth is expected. Also, theses "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancy levels. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, franchise affiliation, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, and other amenities.

Food and beverage revenues for the three months ended September 30, 1997 declined to $2,294,000 from $2,444,000 in the third quarter of 1996. The decline during the quarter is associated with the decline in breakfast, lunch, and banquet revenues. The decline in banquet revenues was partially offset by increased meeting room rentals (which are included in the food and beverage revenues), due to efforts to sell the meeting room facilities as opposed to banquet facilities as the meeting rooms business tends to generate more lodging business. Food and beverage revenues declined slightly, to $6,928,000 in the nine months ended September 30, 1997, from $6,997,000 in the first nine months of 1996. The decrease is due to the decline in the food and beverage sales for the first nine months of 1997, offset by increased revenues from rental of the meeting room facilities.

Direct operating expenses increased $219,000 for the quarter ended September 30, 1997, to $10,722,000, from $10,503,000 during the corresponding quarter of 1996. The increase in lodging expenses is due to inflationary increases in labor costs, and increases in expenses, such as room amenities and travel agent commissions. Food and beverage costs decreased, corresponding to the reduced sales. Other direct operating costs increased, principally because certain costs, such as credit card commissions, Inn management fees and franchise fees are based upon and increase with revenues. Depreciation and amortization decreased due to certain fixed assets becoming fully depreciated at the end of 1996.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the nine months ended September 30, 1997:

  Net cash provided by operating activities     $  3,304,000
  Net cash provided by investing activities          206,000
  Net cash used in financing activities           (2,214,000)
  Net increase in cash and cash equivalents     $  1,296,000


Cash flows provided by operating activities of $3,304,000 are a result of the increased revenues in the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Historically, the Inns have experienced negative cash flows from operations in the first quarter of each year and increased cash flows from operations during the second and third quarters of each year.

Net cash flows from investing activities totaled $206,000 for the nine months ended September 30, 1997. This includes cash proceeds of $2,400,000 from the sale of the Glen Burnie South Inn, less cash utilized for expenses of $161,000 associated with the sale of this Inn and $25,000 of such proceeds restricted for the payment of any additional expenses associated with the sale of the Inn. Any balance of this $25,000 remaining must be utilized for payment of the Tranche A portion of the Priming Loan, net of applicable prepayment penalty, as required by the Priming Loan Agreement. Cash was also utilized for capital improvements and refurbishments of $1,056,000, and the net increase of $951,000 in restricted cash for acquisition of property and equipment and for interest and taxes. The net increase in restricted cash included an increase in the FF&E Reserve of $670,000 (funding plus interest earned of $1,880,000, less capital expenditures of $1,210,000 which were funded from the FF&E Reserve) and an increase of $281,000 in the interest reserve and tax escrow accounts.

Net cash flow used in financing activities reflects a pay down of $2,171,000 to the Tranche A portion of the Priming Loan and the payment of the related prepayment penalty of $43,000 from the net proceeds of the sale of the Glen Burnie South Inn. In addition, Operating Partners borrowed $1,600,000 under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1997 and repaid the entire $1,600,000 of the Tranche B Loan from excess working capital during the second quarter of 1997.

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

The "Holiday Inn" franchises of ten of the Inns were to expire on June 30, 1997 and the franchises of two additional Inns will expire on December 31, 1997. Before the renewal of an expiring franchise for any "Holiday Inn" property, the property is inspected by HII and that inspection forms the basis for a PIP, the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HII had inspected and prepared PIPs for ten of the Inns whose franchises expire in 1997 and the General Partner had commenced efforts to arrange financing for the PIPs. During the second quarter of 1996, HII inspected and prepared PIPs for the remaining two Inns whose franchises expire in 1997 (though HII had previously indicated that it might not renew those franchises and, accordingly, had not prepared PIPs for those Inns). Based on those PIPs, and on analyses by W&H, Operating Partners estimated the cost of the capital expenditures to be in the range of $13,000,000, although Operating Partners believed that the scope of work and related costs would be subject to negotiation.

Generally, in connection with the renewal of the franchise for an Inn, Operating Partners will have one year, which may be negotiable, from the expiration date of the old franchise to complete the capital improvements included in the PIP. It is anticipated that the capital improvements for the PIPs will be financed partially from the FF&E Reserve and from additional financing, if available. At the present time, the current Lenders have stated that they are not willing to provide any such financing that will be required and have not consented to the Partnerships payment of the balance of the franchise renewal fees, pending review of the Partnerships' business and financing plans. Operating Partners is and has been actively investigating financing possibilities. However, there can be no assurance that additional financing will be available.

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

In June, 1997, the Partnership requested that HII extend the franchise agreements expiring on June 30, 1997 to enable the Partnerships to continue to seek financing for the PIPs and the franchise renewal fees. In consideration of a $125,000 prepayment by Operating Partners of franchise renewal fees, HII agreed to extend the franchise expirations for the ten Inns to July 31, 1997 (which was subsequently extended to August 29, 1997) and prepared revised PIPs. In August 1997, HII advised the Partnerships that it did not desire to renew the franchises of five Inns that expire in 1997 (all of which were Inns that the General Partner had theretofore determined to sell). HII also indicated its unwillingness to extend the expiration of the franchises if the Partnerships could not provide realistic plans for financing the PIPs and the franchise renewal fees. HII has extended the time within which the Partnerships must present such plans, first to September 19, then to September 30, October 15, 1997 and, most recently November 14, 1997. Operating Partners submitted a plan for the completion of the PIPs (including the improvements to be made and the schedule therefor) and the sale of seven of the Inns (including five whose Holiday Inn franchises were to expire on December 31, 1997 and one whose expires on December 31, 2001).
The cost of the PIPs for the remaining five Inns whose franchises expire in 1997 is approximately $7,500,000. In addition, Operating Partners will be required to pay franchise renewal fees of approximately $438,500 ($500 per room), for renewal of the Holiday Inn franchises for the five Inns that are to be retained whose franchises expire in 1997.

Commencing in August, 1997 the General Partner accelerated its efforts to arrange financing for the PIPs and the franchise renewal fees or to enter into another transaction (including the sale of Inns) to preserve and protect the interests of the Unitholders. Among other things, the General Partner solicited proposals from each party that had approached the General Partner with proposals to provide financing to, acquire interests in, and/or to restructure, the Partnerships or to acquire assets or operations of the Partnerships. On September 26, 1997 Servico made and on September 29, 1997 publicly announced, an offer to acquire the Partnership's limited partnership interest in Operating Partners. No other complete offers or proposals were submitted. Operating Partners and Servico, have requested an additional extension of the franchises, and HII has verbally granted an additional six week extension.

Effective before the opening of the market on June 20, 1997, the Units were delisted by the New York Stock Exchange (the "Exchange") because the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fell below the Exchange's continued listing criteria. From June 20, 1997 through July 8, 1997, the Units were traded by brokers who made a market in the Units, and since July 9, 1997, the Partnership's Units have been trading on the Over the Counter Bulletin Board (OTCBB), under the ticker symbol PMPI.

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

The General Partner received a demand from a lawyer representing several Unitholders that a meeting be held to remove the General Partner and substitute a new general partner and a meeting was scheduled for November 5, 1997. Subsequently the lawyer requested that the purpose of the meeting be expanded to include approval of conversion of the Partnerships to corporate form, as indicated in the second quarter Quarterly Report on Form 10-Q. Shortly before the meeting was to be held, anticipating that the Partnerships would enter into a transaction with Servico, the lawyer requested that the meeting be postponed so that the Unitholders could consider the proposed transaction with Servico together with the proposed removal of the General Partner and substitution of a new general partner. That meeting has been postponed, but may be rescheduled by Unitholders, either in conjunction with or in advance of the meeting to be called to consider the Servico transaction.


PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

  	       (b) Reports on Form 8-K

             	None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              										PRIME MOTOR INNS LIMITED PARTNERSHIP
													                     	(REGISTRANT)
									              	By: Prime-American Realty Corp.
									                 		General Partner


Date: November 12, 1997					By:/s/ S. Leonard Okin
					                             	S. Leonard Okin
                              					Vice President