Form 10-K
period 1997-12-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1998-03-31
CIK 804219

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-K
(Mark one)
[x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                   or
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from ................ to
                                              ...............

                        Commission File No. 1-9311

                  PRIME MOTOR INNS LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

          Delaware                        22-2754689
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or  organization)

                         C/O WHI, 4243 Hunt Road
                         Cincinnati, Ohio 45242
                     (Registrant's Mailing Address)

Registrant's telephone number, including area code: (513) 891-2920

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Exchange on which registered
Units of Limited Partnership           Over the Counter Bulletin Board
Interest Evidenced by Depository
Receipts

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 10, 1998 there were 4,000,000 of registrant's units of limited partnership interest outstanding. The aggregate market value of such units held by non-affiliates on that date based on the reported closing price on the Over the Counter Bulletin Board on that date, was approximately $11,125,000. The
Exhibit Index is located on page 24.

                          Page 1 of 48

                             PART I

Item 1.  Business

   Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("AMI"), were formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership and AMI are referred to collectively as the "Partnerships". Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds as its principal asset a 1% partnership interest in each of the Partnerships. The business of the Partnerships is to operate and maintain full-service hotels (the "Inns"), which are presently franchised as part of the "Holiday Inn" system.

   The Inns were purchased from subsidiaries of Prime in December, 1986, with the proceeds of the public offering of 4,000,000 units of limited partnership interest (the "Units") in the Partnership and of the issuance and sale of $61,470,000 of mortgage notes (the "Mortgage Notes") of AMI. Until November 30, 1990, the Inns were leased to AMI Management Corp. ("AMI Management"), a subsidiary of Prime, pursuant to a net lease between AMI Management and AMI (the "Lease"). On September 18,
1990, Prime and certain of its subsidiaries, including AMI Management, filed for reorganization under Chapter 11 of the Bankruptcy Code (the "Prime Bankruptcy") and, effective November 30, 1990, AMI Management rejected the Lease. At that time, AMI, through Winegardner & Hammons, Inc. ("W&H"), a prominent hotel management company with operational experience with "Holiday Inn" franchises, took control of the Inns and commenced operation of the Inns for the account of the Partnerships.

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

   In 1991 the Partnership and AMI asserted claims against Prime and AMI Management in the Prime Bankruptcy with respect to defaults under the Lease and Prime's guaranty (the "Guaranty") of certain obligations under the Lease, the operation and maintenance of the Inns prior to and following the commencement of the Prime Bankruptcy, and the rejection of the Lease and the Guaranty. AMI entered into an agreement with the holders of the Mortgage Notes (the "Mortgage Lenders") under which, among other things, AMI assigned to the Mortgage Lenders its claims (including claims in connection with such disputes) against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the Inns). In July, 1992 the Bankruptcy Court administering the Prime Bankruptcy approved a settlement (the "Prime Settlement") among the Mortgage Lenders, Prime and AMI Management under which various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; AMI did not make any payments to or for the benefit of any other party; and Prime, AMI Management and AMI exchanged mutual releases.

   Since 1992, AMI and the Mortgage Lenders received total proceeds as a result of the Prime Settlement of approximately $8,874,000, of which $8,827,000 was utilized to reduce the principal amount of the Mortgage Notes (of which $1,025,000 was recognized in 1995) and $47,000 was used to fund capital improvements.

   To conserve cash to provide funds to maintain and improve the Inns and pay suppliers, AMI suspended the monthly payments of the principal and interest on the Mortgage Notes beginning with the payments due on February 28, 1991, which constituted an event of default under, and resulted in acceleration and demand for payment of the entire outstanding balance of, the Mortgage Notes. After detailed and extended negotiations among AMI and its advisors and representatives of the Mortgage Lenders and their advisors, the Mortgage Lenders agreed to restructure the Mortgage Notes as part of a "prepackaged" reorganization of AMI and three of the Mortgage Lenders (the "Priming Lenders") agreed to provide post-petition financing (the "Priming Loan") of up to an aggregate of $14 million to finance the refurbishment and upgrading of the Inns and to fund operating deficiencies.

   On February 28, 1992, AMI filed for reorganization under Chapter 11 of the Bankruptcy Code, and sought confirmation of the prepackaged plan of reorganization consented to by the Mortgage Lenders (the "Plan"). On May 28, 1992 the Plan was confirmed.

   To continue to operate the Inns as part of the "Holiday Inn" system, beginning in July, 1991, AMI paid fees to acquire franchise agreements to replace those that had been held by AMI Management. Holiday Hospitality Corporation, formerly Holiday Inns, Inc., and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HHC") issued a new ten-year franchise agreement for Baltimore Inner Harbor Inn to December 2005, and extended to June 30, 1997 the term of the franchise agreements that previously expired prior to June 30, 1997.

   AMI and W&H entered into a management agreement (the "W&H Management Agreement") pursuant to which W&H managed the Inns through 1996, renewable for two two-year renewal terms. Under the W&H Management Agreement, W&H was paid an annual base management fee of 2.25% of the gross revenues of the Inns, an incentive management fee based on defined income in excess of defined amounts, and was reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including salaries, accounting, legal, computer services, royalties, marketing, advertising, public relations and reservation services, subject to certain limitations.

   The Plan provided for the Priming Loan of $14,000,000 to AMI, due December 31, 1999, bearing interest at the rate of 11% per annum, and secured by a security interest, lien and mortgage senior to all other liens on the property of AMI. Of the Priming Loan, $11,500,000 (the "Tranche A Loan") was used to fund a capital improvement program, and is subject to a prepayment penalty of 2%, and the $2,500,000 balance of the Priming Loan (the "Tranche B Loan") is a revolving credit facility to be used to fund operating cash requirements.

   All revenues in excess of budgeted or otherwise approved operating and administrative expenses, debt service, a reserve for capital improvements (the "FF&E Reserve") which amounted to 1 1/2% of gross revenues in 1993, 4% of gross revenues in 1994 and 5% of gross revenues in 1995 and thereafter), income taxes (if the Partnerships are taxable as corporations) and amounts necessary to enable AMI to maintain a working capital reserve of $2 million, must be applied by AMI to the repayment of the Tranche B Loan, then deposited into an escrow account held on behalf of the Priming Lenders for payment of taxes and insurance, and then to pay the Tranche A Loan. In the event of a default under the Priming Loan, the agent for the Priming Lenders may, in addition to any other remedies, cure any defaults of AMI and/or declare the entire outstanding balance of the Priming Loan to be due and payable. Default provisions under the Priming Loan include, among others, (a) default for five days in the payment of interest, (b) default for five days after notice of any other amounts due under the Priming Loan documents, and (c) acquisition by any person, without the consent of 75% in interest of the Priming Lenders, of 50% or more of the Units, or the sale, without the consent of 75% in interest of the Priming Lenders, of the Partnership's interest in AMI or of 50% or more of the stock of the General Partner.

   The Plan also provided for the restatement of the loan agreement for the Mortgage Notes (as restated, the "Restated Loan Agreement"), under which $3,467,000 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bore interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest at the rate of 7% per annum in 1992 and 1993 and 8% in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bore interest at a rate of 10% per annum after 1994; and the maturity of the Mortgage Notes (including the Deferred Amount) was extended to December 31, 1999. In addition, the Restated Loan Agreement includes a shared appreciation feature, pursuant to which, upon the sale of any of the Inns and/or upon the maturity (by acceleration, at the stated maturity date or otherwise) of the Mortgage Loan, a portion of the appreciation, if any, in the value of such Inn (in the case of sale of an Inn) or all of the Inns (in the case of maturity of the Mortgage Loan) over the amount of the Mortgage Loan allocated thereto would be payable as additional interest on the Mortgage Loan. However, no amount is payable as shared appreciation until all obligations under the Priming Loan have been met. During the term of the restructured Mortgage Notes, operating revenues in excess of the $2 million of working capital that AMI is permitted to retain and the required payments (as described in the Priming Loan) must be applied to repayment of the Mortgage Notes after the Priming Loan has been paid. The Mortgage Notes can be repaid at any time without penalty.

   In addition, in consideration of the agreement of the Mortgage Lenders to the restructuring of the Mortgage Notes, AMI and the Partnership deposited the deeds to the Inns and assignments of other assets of AMI in escrow. Under the terms of the escrow agreement, those deeds and assignments will be released from escrow to a designee of the Mortgage Lenders if certain defaults occur and continue not to be cured for 90 days. Such defaults would include, among others, (a) non-payment when due, of any principal, interest or other charges under the Priming Loan or the Mortgage Notes, (b) failure to pay rent on any ground leases,
(c)  failure to pay real and personal property taxes on the Inns,
(d) failure to pay or provide for premiums for insurance required under the Priming Loan or the Mortgage Notes or the mortgages securing them, and (e) failure to pay operating expenses for the Inns (subject to certain rights to contest amounts claimed to be due). In the escrow agreement, AMI has agreed not to interpose any defense or objection to, or bring any lawsuit opposing, the Mortgage Lenders' exercise of their rights under the escrow agreement, or, if AMI files another bankruptcy case, contest the lifting of any stay to permit the Mortgage Lenders to exercise such rights.

   AMI is currently in compliance with all covenants and requirements of the Priming Loan and Restated Loan Agreement.

   Following  its   reorganization,   AMI   made   the    capital
improvements, refurbishments and repairs necessary to render the condition of the Inns suitable and adequate for AMI's business, to satisfy HHC quality standards, to correct deficiencies at the Inns, and to restore the competitive position of the Inns. AMI also substantially upgraded the Baltimore Inner Harbor Inn.
Improvements   and   refurbishments  totaling   $13,000,872   were
completed in 1994, $11,500,000 of which were funded from the proceeds of the Tranche A Loan and $1,500,872 of which was funded from the FF&E Reserve. Subsequent to the completion of that capital improvement program, AMI has made additional improvements and refurbishments totaling in excess of $7,500,000 funded from the FF&E Reserve, in addition to ongoing maintenance and repairs.

   Historically,   the   Inns  have   experienced   cash   flow
deficiencies in the first quarter of each year, reflecting reduced travel and high operating costs in the winter months. AMI has made borrowings under the Tranche B Loan during the first quarter of each of 1995, 1996 and 1997, and is making borrowings during the first quarter of 1998, and has repaid such borrowings in the second and third quarters of the year. There have not been any unpaid balances under the Tranche B Loan at December 31, 1995, 1996 or 1997.

   The "Holiday Inn" franchises of ten Inns (one of which was sold in July, 1997) were to expire on June 30, 1997 and the "Holiday Inn" franchises of an additional two Inns were to expire on December 31, 1997. Beginning in August, 1995, the General Partner began efforts to arrange financing for the costs of renewal of those "Holiday Inn" franchises, including seeking the consent of the holders of the Priming Loan and Mortgage Notes to utilize FF&E Reserves to fund HHC Product Improvement Plans ("PIPs") and seeking to refinance the Priming Loan and Mortgage Notes on terms that would provide (or enable AMI to generate internally) additional financing for franchise renewals. Prior to December 31, 1995, HHC had inspected and prepared PIPs for ten of the Inns whose franchises were to expire in 1997 and, during the second quarter of 1996, prepared PIPs for the remaining two Inns. Based on those PIPs and on analyses by W&H, the General Partner estimated the cost of the capital expenditures required by the PIPs to be approximately $13,000,000, although the General Partner believed that the scope of the work and related costs would be subject to negotiation.

   During 1996 the General Partner continued its efforts to arrange financing for the franchise renewals and/or refinancing of the Priming Loan and Mortgage Notes. At the same time, the
General Partner continued its negotiations with HHC as to the scope of work required for the PIPs, entered into negotiations with contractors to minimize the costs of capital improvements, and worked with W&H to identify which capital improvements appeared to enhance the Inns' ability to compete in their markets and add value to the Inns and which capital improvements appeared to be less necessary or to add little value (although HHC has since indicated that it would not grant significant waivers of the scope of the work required by the PIPs). The General Partner also engaged W&H to evaluate the relative benefits and costs of renewing the "Holiday Inn" franchise for each Inn, operating such Inn under other franchises that might be available, and operating such Inn without a franchise affiliation. Based on W&H's evaluation the General Partner determined that the Inns should remain franchised as "Holiday Inns."

  In 1996, the General Partner determined to sell the Glen Burnie South and Baltimore Moravia Road Inns and in early 1997 entered into a contract for sale of the Glen Burnie South Inn (which sale was completed on July 29, 1997). In early 1997, the General Partner determined also to sell the Baltimore Pikesville, Baltimore Belmont, Frederick MD, Lancaster Rt. 501, York Market Street and Hazleton Inns, and subsequently entered into a contract for sale of the Baltimore Pikesville Inn. Those Inns were either operating at a loss or would not produce a return to the Partnership sufficient to justify the costs of renewal fees and PIPs. However, the net proceeds from the sale of the Glen Burnie South Inn were, and the proceeds from the sale of the other Inns are required to be, applied to pay the 2% prepayment penalty on, and to reduce the outstanding principal balance of, the Priming Loan and, after repayment of the Priming Loan, to reduce the outstanding principal balance of, and to pay the shared appreciation, if any, under the Mortgage Notes. None of such proceeds will be available to finance the PIPs or franchise renewal fees (and the holders of the Priming Loan and Mortgage Notes declined to permit the use of such proceeds for such purpose or for the acquisition of other properties).

  Beginning in December, 1996, and continuing through the early Spring of 1997, the General Partner received correspondence from Dilworth, Paxson, Kalish & Kaufman LLP (now Dilworth & Paxson
LLP) ("D&P"), a law firm purporting to represent five Unitholders. In that correspondence, D&P broadly charged the General Partner with breaches of fiduciary duty and gross negligence by reason of an alleged failure to oversee W&H, as manager of the Inns, and to make adequate provision for the PIPs and requested that the management agreement with W&H be terminated or renewed only on a short term basis. The letters threatened filing of a derivative action on behalf of the Partnership in the event these matters were not resolved to the satisfaction of the five Unitholders and also requested a meeting with the General Partner to discuss these and other matters relating to the Partnership.

  Effective January 4, 1997, the initial term of the W&H Management Agreement was extended for four years, through 2000. However, in order to facilitate financing of the PIPs, a provision was added to the W&H Management Agreement which grants to either the Partnership or W&H the right to terminate the agreement, without penalty, at any time without cause, upon at least 90 days prior written notification to the other party. However, under the Priming Loan and Restated Loan Agreements, approval by the Lenders will be required for the Partnership to elect to terminate the W&H Management Agreement.

  In subsequent correspondence, D&P stated that its clients were considering making a tender offer for the Units and requested that additional information be provided to such clients. The General Partner declined to provide any non-public information in the context of a tender offer, but did offer to meet with the clients to discuss the operations and conditions of the Partnerships. In May, 1997 the General Partner met with Jerome Sanzo and members of D&P. Mr. Sanzo stated that he did not have any interest in suing the General Partner and was not then considering a tender offer, but did want the General Partner to support a transaction in which one or more persons (including persons who were not then Unitholders) would contribute capital and/or properties of the Partnership in exchange for an equity interest in the Partnerships. Mr. Sanzo expressed the view that, with the additional resources and some restructuring of its operations, the Partnership could become a growing active real estate business. The General Partner stated, while it could not commit to support any proposed transaction without knowing the terms of the transaction (particularly since the transaction summarized by Mr. Sanzo appeared to involve dilution of the interest of the non-contributing Unitholders), it would not impede presentation to the Unitholders of any proposal that Mr. Sanzo and his associates chose to make.

  In June, 1997, the General Partner requested that HHC extend the franchise agreements expiring on June 30, 1997, to enable the General Partner and AMI to continue to seek financing for the PIPs and the franchise renewal fees. In consideration of a $125,000 payment by AMI of franchise renewal fees, HHC agreed to extend the franchise expirations for the ten Inns to July 31, 1997 (which was subsequently extended to August 29, 1997) and prepared revised PIPs.

  Through June, 1997, the General Partner had not received any acceptable financing proposals. The holders of the Priming Loan and Mortgage Notes (collectively the "Lenders") had indicated that they were not interested in providing any of the required financing (and subsequently indicated that they would not permit the FF&E Reserves to be utilized to finance the PIPs), and were not agreeable to the refinancing proposals by the General Partner that called for a discount on the Priming Loan and Mortgage Notes. The General Partner (acting directly in the name and on behalf of AMI, and not through or with the assistance of any financial advisor) approached a number of investment banks and financial institutions recognized for arranging or providing real estate financing (including through securitization of loan portfolios), including CS First Boston, Lehman Brothers, Donaldson, Lufkin & Jenrette, Nomura Asset Capital, General Electric Acceptance Corporation, GIAC (an affiliate of HHC), Prime, General Motors Acceptance Corporation, Winston Hotels, Inc., Mass Mutual, Foothill Capital, United Capital Corp., Deutsche Morgan Grenfell, Inc., Interstate Properties and HFS Franchising. A number of those institutions were not interested in considering a financing transaction. While some of those institutions were willing to propose financing transactions, in each case the amount of financing that the institution was prepared to consider arranging or providing was significantly below the outstanding balance of the Priming Loan and Mortgage
Notes and did not provide any financing for the PIPs. In addition, most of the proposals received were contingent upon the Priming Loan and Mortgage Notes being purchased or refinanced at a discount and required that the new lenders receive a substantial equity interest in the Partnership or AMI. The General Partner believed that such proposals were disadvantageous to the Unitholders. The General Partner also received a number of proposals to assist or advise the Partnership in proposals for the sale of interests in, or assets or operations of, AMI and/or to restructure AMI and the Partnership. However, none of those proposals provided any evidence of the terms or sources of any financing or any indication of interest by any party in proceeding with (much less a commitment of any party to complete) a transaction.

  On June 20, 1997, the General Partner received a communication from D&P stating it had been authorized by Unitholders holding 25% of the Units to request a Special Meeting (the "Special Meeting") to remove Prime-American Realty Corp. ("PARC") as General Partner and to elect a new General Partner. The General
Partner and D&P first planned to hold the Special Meeting on August 19, 1997 and then rescheduled the meeting for November 5, 1997. The Notice of meeting for the November 5 Special Meeting, mailed in September, 1997, called for removal of PARC, as General Partner and the election of Davenport Management Corp. ("DMC"), a corporation owned and controlled by Jerome Sanzo, as the substitute General Partner. On October 29, 1997, at the request of DMC, the November 5, Special Meeting was postponed to a date to be determined in the future.

  In August, 1997, HHC advised the General Partner that it did not desire to renew the franchises of five Inns that were to expire in 1997 (all of which were Inns that the General Partner had therefore determined to sell). HHC also indicated its unwillingness to extend the expiration of the franchises if the General Partner and AMI could not provide realistic plans for financing the PIPs and the franchise renewal fees. HHC extended the time within which the General Partner and AMI must present such plans, first to September 19, then to September 30, October 15 and then to November 14, 1997. AMI submitted a plan for the completion of the PIPs (including the improvements to be made and the schedule therefor) and the sale of seven of the Inns (including six whose Holiday Inn franchises were to expire in 1997 and one whose franchise expires on December 31, 2001). The cost of the PIPs for the remaining five Inns whose franchises were to expire in 1997 was estimated to be approximately $7,500,000. In addition, AMI would be required to pay franchise renewal fees of approximately $438,500 ($500 per room), for renewal of the "Holiday Inn" franchises for the five Inns that are to be retained whose franchises were to expire in 1997.

  In response to HHC's reluctance to provide further extensions of expiring "Holiday Inns" franchises without a firm financing plan, commencing in August, 1997 the General Partner accelerated its efforts to arrange financing for the PIPs and the franchise renewal fees or to enter into another transaction (including the sale of Inns) to preserve and protect the interests of the Unitholders. Among other things, the General Partner solicited proposals from each party that had approached the General Partner with proposals to provide financing to, or acquire interests in, the Partnership, or to acquire assets or operations of AMI. Among the persons approached were DMC, CS First Boston, Bristol Hotels and Resorts, H.I. Development Corp., InterGroup Corporation, GIAC and Prime. On September 26, 1997 Servico, Inc. made, and on September 29, 1997 publicly announced, an offer to acquire the Partnership's 99% limited partnership interest in AMI (the "Interest") for $8 million in cash. No other complete offers or proposals were submitted (nor any proposal that contemplated a price, or return to the Unitholders, as high as that provided by the Servico offer).

  After receipt of the Servico offer, the General Partner retained Furman Selz LLC ("Furman Selz") as financial advisor. After extensive analysis of the alternatives (including the possible operation of the Inns under different franchise or without a franchise affiliation; the feasibility of DMC's proposals for the operation of the Partnerships and the Inns; the likelihood of obtaining financing, within the Partnerships' time constraints, through the parties who had, in effect, proposed acting as brokers to find lenders or investors; and the possibility of renegotiating the terms of, and/or negotiating amendments of or waivers under, the Priming Loan and the Mortgage Notes), and of the Servico offer, including discussions with Furman Selz and counsel to the Partnership, the General Partner began negotiations with Servico. While the General Partner believed that improvements had been made in the physical condition and attractiveness of the Inns, the market position and competitiveness of the Inns and the financial condition and results of operations of AMI, the General Partner determined that financing was not available on acceptable terms to take the actions necessary to preserve the Unitholders' interest in the Inns.

  The General Partner and counsel to the Partnership engaged in extensive and detailed negotiations with Servico, Inc. and its counsel with respect to the terms and conditions of the transaction and the proposed Acquisition Agreement. Among the subjects of negotiation were price, the expense reimbursements, the break-up fee, the indemnities and representations and warranties. Following the conclusion of such negotiations, the General Partner approved the terms and conditions of, and executed and delivered, the Acquisition Agreement. Thereafter, at the request of Servico and the General Partner, HHC extended the franchises that were expiring in 1997 to December 26, 1997 and then to January 6, 1998, February 9, 1998 and, most recently, March 10, 1998 in order to allow time for the Unitholders to consider the Sale.

   In November, 1997 DMC requested that the theretofore-postponed Special Meeting be called, and DMC and the General Partner agreed on January 29, 1998 as the meeting date. At the meeting on January 29, 1998, DMC reported that the holders of approximately 71% of the Units had voted to remove PARC as General Partner and that holders of approximately 63% of the Units had voted to admit DMC as the replacement General Partner. Since removal of PARC as the General Partner required the consent of the holders of more than 80% of the Units and the election of DMC as the replacement General Partner was conditioned on, among other things, the removal of PARC, the DMC proposals were not adopted at that time. The meeting was adjourned without action to February 24, 1998 to permit DMC to solicit further votes and to supplement its proxy materials. At the February 24 meeting, the vote was substantially unchanged and the meeting was again adjourned to a date to be determined.

  On February 12, 1998 HHC advised the General Partner that, as a result of AMI's failure timely to accept the license agreements offered by HHC in July 1997 to renew AMI's "Holiday Inn"
franchises that were to expire in 1997, HHC had withdrawn the offer. On February 23, 1998, HHC advised the General Partner that it would not extend the "Holiday Inn" franchises when they expired on March 2, 1998. HHC subsequently advised the Partnership that it would extend the "Holiday Inn" franchises for such Inns for 60 days if an application by a "viable" applicant for franchises for the six Inns HHC was willing to keep in the "Holiday Inn" system were submitted, and application fees in the amount of $517,000 were paid, by March 10, 1998. Because of AMI"s inability to arrange financing, HHC does not consider AMI a "viable" applicant. Servico filed an application, and AMI paid the application fees (with the right to have the fee transferred to any other viable applicant in the event that a transaction more favorable to the Unitholders were subsequently proposed), prior to March 10 and the Inns will remain in the "Holiday Inn" system until May 9, 1998.

  The General Partner has been advised that beginning in late February 1998, Servico, Inc. made open market and privately negotiated purchases of Units at prices ranging from $2.4375 to $3.50 per Unit and, as of March 16, 1998, owns and has the right to vote in excess of 2,000,000 Units. Servico then agreed to amend the terms of the Acquisition Agreement to provide, among other things, that the cash purchase price payable to the Partnership for the Interest be increased from $8,000,000 to $12,000,000. Subsequently, in connection with Servico's agreement to purchase the Units held by Jerome Sanzo, Martin Fields and their associates and reimburse expenses, the Partnership agreed to make a payment of $500,000 to DMC or its designees as payment for its costs and expenses in connection with its proxy solicitation (the "DMC Payment"), all parties agreed to exchange mutual releases, and Servico agreed to vote its Units in favor of the DMC Payment.

  The   Partnership  has  called  a  Special  Meeting  of  the
Partnership  to  which  the  beneficial  owners  of  Units   (the
"Unitholders") will be asked to (i) consider and vote upon the proposed sale (the "Sale") of the Interest to Servico Acquisition Corp. ("SAC"), a wholly-owned subsidiary of Servico, Inc., and the dissolution and liquidation of the Partnership following the Sale (the "Liquidation"); and (ii) the making of the DMC Payment. The Sale and the Liquidation comprise a single integrated proposal (the "Proposal"), which is subject to, among other things, the consent of the holders of a majority of the Units. The Meeting will be held on April 30, 1998 and persons who are Unitholders at the close of business on March 16, 1998, will be entitled to vote on the matters to be acted on at that Meeting. If the Sale is approved by the Unitholders and consummated, any Interest of the Unitholders in the Inns will be entirely extinguished and any future appreciation in the value of hotel properties in general, and the Inns in particular, will be
enjoyed   solely  by  Servico,  Inc.  and  its  affiliates.   The
Partnership has been advised that Servico, which owns and has the right to vote in excess of 2 million Units, intends to vote its Units to approve the Proposal and the DMC Payment.

  The terms of the sale are embodied in an Acquisition Agreement dated as of November 7, 1997, and amended as of March 12, 1998 (as amended, the "Acquisition Agreement") among Servico, Inc., the Partnership, the General Partner and SAC (unless the context otherwise requires, Servico, Inc. and SAC are collectively referred to as "Servico") and the Liquidation will be governed by the Partnership Agreement, the Delaware Revised Uniform Limited Partnership Act and a Plan of Dissolution and Liquidation (the "Plan"). The material terms of the Acquisition Agreement and the Plan are described below, but such descriptions do not purport to be complete and are qualified in their entirety, by, and subject to the more complete and detailed information set forth in, the Acquisition Agreement and the Plan.

  Purchase Price. Subject to the terms and conditions of the Acquisition Agreement, at the Closing, the Partnership will sell to Servico, and Servico shall purchase from the Partnership, the Interest for a purchase price of $12,000,000 in cash (the "Purchase Price"). Servico will purchase the Interest subject to AMI's outstanding indebtedness and other obligations.

  Indemnification. Servico has agreed to indemnify, defend and hold harmless the present directors and officers of the General Partner and certain consultants to the Partnership, AMI and the General Partner (each an "Indemnified Party") against all losses, claims, demands, costs, damages, liabilities, expenses, judgments, fines, settlements and other amounts arising out of actions or omissions occurring at or prior to the Closing to the same extent (including mandatory advancement of expenses), but without limitation as to amount, provided under the organizational documents of the Partnership, AMI and the General Partner. During such period, Servico will maintain in effect a directors' and officers' liability insurance policy or a noncancellable runoff policy insuring the Indemnified Party, with coverage in amount and scope substantially equivalent to the General Partners' existing coverage, for events prior to Closing.

  Closing  Date  of the Sale. The Closing of the Sale  will  take place as promptly as practicable (and, in any event, within three
business   days)   after  the  satisfaction  or   waiver   (where
permissible) of the conditions to the Sale.

  Representations and Warranties of the Partnership and the General Partner. The Acquisition Agreement includes customary representations and warranties of the Partnership and the General Partner as to, among other things: (i) the due organization, valid existence and good standing of each of the Partnership, the General Partner and AMI and their corporate power and authority to enter into the Acquisition Agreement and the transactions contemplated thereby; (ii) the due authorization, execution and delivery of, and the validity, binding effect and enforceability of, the Acquisition Agreement; (iii) the authority of each of the Partnership, the General Partner and AMI to conduct its business;
(iv) the absence of certain defaults, violations of law or conflicts with organizational documents; (v) the absence of any interest of the Partnership, the General Partner or AMI in any subsidiary other than the Partnership's interest in AMI; (vi) the absence of the need for material governmental consents; (vii) timely filing of all reports required to be filed under the Securities Exchange Act of 1934; (viii) the fair presentation, in all material respects of the Partnership's financial position, results of operations and cash flows, in accordance with generally accepted accounting principles, in the financial statement of the Partnership; (ix) compliance with law, including applicable environmental laws; (x) the absence of any pending, or to their knowledge, threatened materially adverse litigation;
(xi) the absence of any material adverse changes; (xii) the due authorization and validity of the Interest; (xiii) the absence of any outstanding securities relating to any partnership interest in AMI; (xiv) AMI's ownership of all personal, real and intangible property set forth on schedules to the Acquisition Agreement; and (xv) the absence of the use of any broker, except for Furman Selz as financial advisor, in connection with the transactions contemplated by the Acquisition Agreement.

Representations and Warranties of Servico, Inc. and SAC. The Acquisition Agreement includes representations and warranties of Servico, Inc. and SAC as to, among other things: (i) the due organization, valid existence and good standing of each of Servico, Inc. and SAC and their corporate power and authority to
enter   into  the  Acquisition  Agreement  and  the  transactions
contemplated  thereby; (ii) the due authorization, execution  and
delivery   of,   and   the  validity  and  binding   effect   and
enforceability of, the Acquisition Agreement; (iii)  the  absence
of   certain  defaults,  violations  of  law  or  conflict   with
organizational documents; (iv) the absence of the need for material governmental consents; and (v) the absence of the use of any broker in connection with the transactions contemplated by the Acquisition Agreement.

  Covenants.  The  Acquisition Agreement  contains  a  number  of
customary   and  transaction-specific  covenants  including   the
following:

  (a) The General Partner has agreed, prior to the Closing Date or the earlier termination of the Acquisition Agreement, except as permitted by the Acquisition Agreement, to use its best efforts to cause each of AMI and the Partnership to operate its business only in the usual and ordinary course and not to engage in certain actions specified in the Acquisition Agreement. At the request of Servico, the General Partner has taken off the market two Inns (one whose franchise was to have expired in 1997 and would have required capital expenditures estimated at approximately $1.8 million and franchise renewal fees of $78,500, and one whose franchise expires in 2001) that the General Partner had earlier determined to sell and had listed with brokers for sale.

  (b) The Partnership and the General Partner have agreed to provide Servico full access to its properties, books, records and to use their reasonable best efforts to cause their employees and agents to assist Servico in its investigation of AMI and the Inns.

  (c)  The  Partnership and the General Partner have  agreed  not
(i) to directly or indirectly solicit, encourage or initiate any negotiations with respect to any offer or proposal to acquire all or substantially all of the business and assets or capital stock or partnership interests of the Partnership, the General Partner or AMI or (ii) to disclose any nonpublic information or any other information not customarily disclosed to any person or entity concerning the business and assets of the Partnership, the General Partner and AMI. However, the Partnership, the General Partner and/or AMI may participate in such negotiations with respect to any unsolicited offer or proposal that the Partnership, the General Partner and/or AMI reasonably determines is more favorable to the Limited Partners.

  Dissolution of the Partnership. Immediately, after the closing. the Partnership will wind up its affairs, dissolve and distribute the Purchase Price to the Limited Partners in accordance with the Partnership Agreement and the Delaware Act.

  Conditions   Precedent  to  Consummation  of  the   Sale.   The
respective obligations of the parties to consummate the transactions contemplated by the Acquisition Agreement are subject to the
satisfaction   or   waiver,  where  permissible,   of   customary
conditions precedent and to the conditions that: (i) the Limited Partners shall have approved the Acquisition Agreement and the transactions contemplated thereby and (ii) Servico shall have entered into a binding agreement with the General Partner pursuant to which Servico will acquire the general partner interest in AMI and Servico or its designee will be substituted and admitted as the general partner of AMI.

  The respective obligations of each party to consummate the transactions contemplated by the Acquisition Agreement are subject to customary conditions precedent (such as the truth and accuracy at the time of Closing of the representations and warranties of the other party and the performance by the other party of actions required to be performed by it at or prior to Closing).

  Termination. The Acquisition Agreement may be terminated at any time prior to the Closing Date, whether before or after approval of the Proposal, by mutual written consent of Servico and the Partnership or by either of Servico or the Partnership under certain circumstances, including if (i) the Closing has not occurred by June 1, 1998 or (ii) the Special Meeting has been held and the Limited Partners shall have failed to approve the Proposal.

  The Acquisition Agreement may be terminated at any time prior to the Closing Date, whether before or after approval of the Proposal, by either party under certain circumstances, including if any of the representations or warranties of the other party are not in all material respects true and correct, or if the other party breaches in any material respect any covenant contained in the Acquisition Agreement and, if such misrepresentation or breach is curable, it is not cured within ten business days after notice thereof, but in any event prior to June 1, 1998.

  Survival    of   Representations   and   Warranties.  The
representations  and warranties of the Partnership,  the  General
Partner and Servico contained in the Acquisition Agreement shall terminate at the Closing.

  Expenses and Fees. Except as discussed below, each party will bear its own expenses, including the fees and expenses of any attorneys, accountants or other intermediaries, incurred in connection with the Acquisition Agreement and the transactions contemplated thereby. However, AMI will bear up to $700,000 of the fees and expenses payable by the Partnerships in connection with the transactions.

  If the Acquisition Agreement is terminated as the result of an intentional or willful breach by the Partnership or the General Partner of any representation, warranty or covenant contained therein, then the Partnership will pay Servico an amount equal to all costs and out-of-pocket expenses (including reasonable attorneys' fees and advisors' fees), up to $300,000, incurred by Servico in connection with the Acquisition Agreement and the transactions contemplated thereby.

  If the Acquisition Agreement is terminated as the result of an intentional or willful breach by Servico of any representation, warranty or covenant contained therein, then Servico will pay the Partnership an amount equal to all costs and out-of-pocket expenses (including reasonable attorneys' fees and advisors' fees, including the fees and expenses of Furman Selz), up to $700,000, incurred by the Partnership, in connection with the Acquisition Agreement and the transactions contemplated thereby.

  If the Acquisition Agreement is terminated by the Partnership for any reason other than the circumstances described in the preceding paragraph and at the time of such termination, there exists or there is proposed a competing transaction (as defined in Section 7.8(d) of the Acquisition Agreement), then, promptly after the execution of any agreement with respect to the competing transaction (or, if no agreement is executed, the consummation of the competing transaction), the Partnership will pay to Servico $1,000,000.

  Other Agreements. Prime, which owns all of the capital stock of the General Partner, has entered into an agreement with Servico pursuant to which the General Partner will form a new subsidiary, AMIOP Acquisition Company, and transfer to the new subsidiary the General Partner's 1% general partnership interest in AMI. At the Closing, Servico will acquire the stock of AMIOP Acquisition Company in exchange for a five year warrant to acquire 100,000 shares of Servico common stock at a price of
$18.00  per  share.  On  November  6,  1997,  the  business   day
immediately preceding such agreement, the reported closing sale price of Servico common stock on the New York Stock Exchange was $16.00 per share and on March 27, 1998, the reported closing sale price of Servico common stock on the New York Stock Exchange was $21.25. As part of that transaction, the General Partner and Prime will waive any rights that they may have to receive any distribution by the Partnership of the proceeds of the sale of the Interest.

  Pursuant to a consulting contract with the Partnership originally entered into in 1994, S. Leonard Okin, a Vice President and Director of the General Partner, has performed for the Partnerships functions comparable to those that would customarily be performed by a chief executive officer of a corporation. Mr. Okin's consulting contract runs from year to year, is renewed each year for the next year if not terminated by either party, and unless extended will expire on December 31, 1998. During 1998, Mr. Okin's compensation is $140,232 plus reimbursement of certain expenses (which, in 1997, amounted to $36,100) and, if the contract is not renewed at December 31, 1998, Mr. Okin is entitled to a severance payment of $35,058.
Under the Acquisition Agreement, Servico (rather than the Partnership) will pay the amounts due under Mr. Okin's consulting contract.

  The Plan. Immediately after the Closing, the Partnership will wind up its affairs and dissolve and as promptly thereafter as practicable will distribute the Purchase Price, net of (i) entity level taxes payable by the Partnership with respect to operations of AMI between January 1, 1998 and the date of the Sale or with respect to the Sale, (ii) the DMC Payment, and (iii) expenses payable by the Partnership out of the Purchase Price, to the Unitholders in accordance with the Plan, the Partnership Agreement and the Delaware Revised Uniform Limited Partnership Act (the "Liquidation Distribution"). Under the Plan, the General Partner will waive its right to receive its distributive share as general partner, under the Partnership Agreement, of the Liquidation Distribution.

   So long as AMI owns the Inns or the Partnership owns AMI, the Partnership's investment in the Inns will continue to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by Holiday Inn of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance renewal of the Holiday Inn franchise agreements), changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, AMI or W&H.

    Certain  administrative  functions  are  performed  for   the
Partnership by W&H. Therefore, the mailing address of the Partnership is c/o WHI, 4243 Hunt Road, Cincinnati, Ohio 45242 (Telephone: (513) 891-2920). The operation of the Inns is supervised from W&H's regional office at 301 West Lombard Street, Baltimore, MD 21201.

   The  Transfer Agent for the Partnership is First Chicago Trust
Company  of  New  York.  Their address is P.O. Box  2536,  Jersey
City, New Jersey 07303-2536.

Competition

   The hotel industry is highly competitive and each of the Inns experiences significant competition from other hotels, some of which are affiliated with national or regional chains (including the "Holiday Inn" system). The number of available hotel rooms in certain markets of the Inns have continued to increase in recent years, and in many areas has reached levels in excess of peak demand. The Inns' success is in large part dependent upon their ability to compete on the basis of factors such as physical condition of the Inns, access, location, service, franchise affiliation, employees, marketing quality, reservation services, the quality and scope of food and beverage facilities, meeting room facilities and other amenities.

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

Employees

   As of March 1, 1998, there are approximately 910 persons employed in the operation of the Inns (not including W&H employees engaged in management and supervision). AMI believes its relationships with its employees are satisfactory, and that the Inns have a number of core employees and key supervisory personnel who provide experienced labor and management to the operations of the Inns.

ITEM 2.  PROPERTIES

   The Inns, each of which is franchised as a "Holiday Inn", are located in Maryland, Pennsylvania and Connecticut. The franchises with HHC expire, or were to have expired, on various dates summarized in the following table. Each of the Inns is located near an interstate highway or major traffic artery, or in a city's business district, providing both visibility and accessibility to travelers. All of the Inns contain meeting rooms with sound equipment and banquet facilities. Each of the Inns has on-site parking and a swimming pool. Also, each of the Inns contains a full service restaurant and lounge which offer food and beverages throughout the day. The following table presents certain information concerning the Inns:

                               Year    Number      Franchise          Status of
Location                       Opened  of Rooms    Expiration Date    Ownership by AMI

Maryland
Baltimore Inner Harbor         1964     375        Dec. 31, 2005      Land and building lease
Baltimore Washington
 International Airport         1973(2)  259        June 30, 1997(1)   Land and building lease
Frederick                      1963(3)  157        June 30, 1997(1)   Fee
Baltimore-Cromwell Bridge Rd.  1972     139        Dec. 31, 1997(1)   Fee
Baltimore-Moravia Road (4)     1974     139        Dec. 31, 1997(1)   Fee
Baltimore-Belmont Blvd.        1973     135        Dec. 31, 2001      Fee
Baltimore-Glen Burnie North    1973     128        Dec. 31, 1999      Land Lease
Baltimore-Pikesville (4) (5)   1963     108        June 30, 1997(1)   Fee

Pennsylvania
Lancaster-Route 30             1971     189        June 30, 1997(1)   Land Lease and Fee
Lancaster-Route 501 (4)        1964     160        June 30, 1997(1)   Land Lease
York-Market Street (4)         1964     120        June 30, 1997(1)   Land Lease
York-Arsenal Road              1970     100        Dec. 31, 1998      Fee
Hazleton (4)                   1969     107        June 30, 1997(1)   Fee

Connecticut
New Haven                      1965     160        June 30, 1997(1)   Fee
East Hartford                  1974     130        June 30, 1997(1)   Land and building lease

  Sub-total                           2,406

Baltimore-Glen Burnie So.      1965     100        June 30, 1997      Sold July 29, 1997

  Total                               2,506

(1) Franchise extended to May 9, 1998
(2)  96 room addition completed in 1985
(3)  63 room addition completed in 1985
(4) Listed for sale
(5) Subject to contract for sale


The terms of the leases (including options exercised) expire at various dates ranging from 2000 through 2024. Some of the leases contain purchase options to acquire title, with options to extend the leases for terms varying from ten to forty years. Five of the leases are subject to rental adjustments based upon inflation indexes. The leases generally require AMI to pay the cost of repairs, insurance, and real estate taxes.

  Each of the properties is subject to mortgage liens securing the Priming Loan and the Mortgage Notes. Each Mortgage Note is cross-collateralized and secured by all of the Inns. In addition, the land and building under lease in the Baltimore Washington International Airport Inn is subject to an additional mortgage held by the Ground Lessor.

   The following table represents the occupancy percentage, average daily rate (ADR), and revenue per available room (REVPAR) achieved by each Inn for the years indicated:

                                     1997                   1996                   1995
                            Occup.                  Occup.                 Occup.
Location:                     %      ADR    REVPAR    %     ADR    REVPAR    %     ADR    REVPAR
Maryland
Baltimore Inner Harbor      67.9%  $103.25  $70.11  66.3%  $95.02  $63.01  67.5   $87.52  $59.06
Balt. Washington
  Int'l Airport             73.5%  $ 83.20  $61.13  72.4%  $78.08  $56.50  68.5%  $73.23  $50.20
Frederick                   61.6%  $ 54.05  $33.31  60.4%  $54.52  $32.96  59.6%  $54.61  $32.53
Balt.-Cromwell Bridge Road  63.9%  $ 72.70  $46.43  61.1%  $69.89  $42.71  58.4%  $65.65  $38.31
Balt.-Moravia Road          50.8%  $ 50.01  $25.39  43.8%  $47.99  $21.02  49.9%  $41.89  $20.89
Balt.-Belmont Blvd.         51.2%  $ 61.21  $31.33  53.6%  $57.73  $30.92  56.9%  $52.32  $29.78
Balt.-Glen Burnie N.        63.1%  $ 66.40  $41.92  65.3%  $59.24  $38.68  56.5%  $58.25  $32.94
Balt. Glen Burnie S.
  (Sold 7/29/97)            69.3%  $ 56.68  $39.98  75.4%  $53.28  $40.18  77.2%  $48.32   $37.29
Balt.-Pikesville            57.9%  $ 64.50  $37.31  58.4%  $59.10  $34.51  57.8%  $51.28   $29.63
Pennsylvania
Lancaster-Route 30          53.7%  $ 70.35  $37.80  59.6%  $67.20  $40.06  60.8%  $63.45  $38.60
Lancaster-Route 501         55.2%  $ 60.25  $33.27  58.1%  $59.86  $34.75  60.7%  $56.94  $34.56
York-Market                 50.7%  $ 54.15  $27.43  43.1%  $56.50  $24.37  45.9%  $56.86  $26.12
York-Arsenal                54.6%  $ 56.98  $31.11  50.9%  $57.67  $29.34  55.3%  $57.51  $31.79
Hazleton                    56.8%  $ 56.36  $32.03  53.8%  $56.36  $30.31  56.6%  $53.07  $30.04
Connecticut
New Haven                   69.6%  $ 76.73  $53.43  65.2%  $70.78  $46.17  70.3%  $65.76  $46.21
East Hartford               71.1%  $ 69.36  $49.33  64.2%  $68.37  $43.89  64.7%  $62.79  $40.65

Item 3.  Legal Proceedings

   In the ordinary course of business, the Partnership and AMI are named as defendants in lawsuits relating to the operation of the Inns, principally involving claims for injury alleged to have been sustained in or near the Inns or for damages alleged to have been incurred in business dealings with AMI or others in connection with the Inns. Such claims are generally covered by insurance. Claims not covered by insurance have not, individually or in the aggregate been material.

Item 4.  Submission of Matters to a Vote of Unitholders

   No matter was submitted during 1997 to a vote of the Unitholders of the Partnership. During 1997, a Special Meeting was called and a proxy solicitation was mailed by DMC on behalf of certain dissident Unitholders. During 1998, a Special Meeting has been called for April 30, 1998 to consider the Proposal and the DMC Payment. Please see Item 1 above.

                             PART II

Item 5.  Market for Registrant's Units and Related Unitholder
Matters

   (a) From the time of the initial public offering through June 19, 1997, Depository Receipts evidencing the Units ("Depository Receipts") were traded on the New York Stock Exchange (the "NYSE"). Effective before the opening of the market on June 20, 1997, the Depository Receipts were delisted by the NYSE because the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the
Partnership  available  to  the  Units  fell  below  the   NYSEs
continued listing criteria. From June 20, 1997 through July 8, 1997, the Units were traded by brokers who made a market in the Depository Receipts and since July 9, 1997, the Depository Receipts have been traded on the Over the Counter Bulletin Board (the "OTCBB") under the ticker symbol "PMPI". Set forth below for each quarter since January 1, 1996 are the high and low reported sale price per Depository Receipt on the NYSE (as reported in The Wall Street Journal) through June 19, 1997, the high and low reported price quoted by brokers (as reported by National Quotation Bureau, LLC) from June 20, 1997 through July 8, 1997, and the reported high ask and low bid price quoted on the OTCBB (as reported by IDD Informational Services, Tradeline) since July 9, 1997.

  1996                                 High Ask       Low Bid
    First Quarter                        13/16          7/16
    Second Quarter                       1-1/8          9/16
    Third Quarter                        1              5/8
    Fourth Quarter                       15/16          5/8

  1997:
    First Quarter                        1              5/8
    Second Quarter (through June 19)     1              9/16
    Second Quarter (from June 20)        1              1/2
    Third Quarter (through July 8)       1              3/4
    Third Quarter (from July 9)          2-1/2          3/8
    Fourth Quarter                       2-15/16        1-3/4


  (b) On February 27, 1998, there were 533 holders of record of the Partnership's Units.

  (c) No dividends have been declared or distributed since the second quarter of 1990 (the last complete quarter before Prime's bankruptcy). The Partnership's cash flow, which is dependent on revenues from operations of the Inns, has been insufficient to maintain quarterly distributions. In addition, the Partnership cannot make any distributions to Unitholders until the Priming Loan is repaid, and then only so long as Mortgage Note payments are maintained and proper reserves are funded as required.

Item 6.  Selected Financial Data

                           1997(a)     1996(a)     1995(a)     1994(a)     1993(a)
                                    (in thousands except per Unit amounts)
Operating Data:
Total revenues (b)       $ 50,352    $ 49,584    $ 47,469    $ 44,173    $ 46,261
Net loss                   (3,330)     (2,188)     (2,280)     (4,673)     (1,215)
Net loss allocable
 to limited partners       (3,297)     (2,166)     (2,257)     (4,626)     (1,203)

Per Unit loss allocable
  to limited partners        (.82)      (0.54)      (0.56)      (1.16)      (0.30)

Balance Sheet Data:
Total assets             $ 51,707    $ 53,972    $ 57,001    $ 60,673    $ 64,009
Long-term debt, net
 of current maturities     63,544      65,691      65,645      66,627      65,912
Partners' deficit        $(21,251)   $(17,921)   $(15,733)   $(13,453)   $ (8,780)

(a) As a result of the fact that W&H's system of accounting for all properties under its management, operates under a 52/53 week year (1992 through 1995 were 52 week years, 1996 was a 53 week year and 1997 is a 52 week year), that closes for bookkeeping purposes on that Friday which is most proximate to December 31 of any given year, the financial year of AMI for 1997 ended January 2, 1998; for 1996 ended January 3, 1997; for 1995 ended December 29, 1995; for 1994, December 30, 1994; and for 1993, December 31,
  1993.

(b)    Includes  $362,000,  $361,000,  $374,000,  $341,000,   and
  $304,000 for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, of other income (principally interest income). In addition, it includes $1,025,000 and $4,389,000 for the years ended December 31, 1995 and 1993, respectively, of non-
  recurring  revenue  from  the  settlement  of  claims  by   the
  Partnerships against Prime and AMI Management in the Prime bankruptcy.

The Inns' room statistics are as follows:

                       1997                     1996                     1995
                             Average                  Average                  Average
               Occupancy   Daily Room   Occupancy   Daily Room   Occupancy   Daily Room
               Percentage     Rate      Percentage     Rate      Percentage     Rate
1st Quarter       48.9%      $66.94        45.3%      $63.76        47.8%      $59.84
2nd Quarter       70.0%      $73.95        68.7%      $69.50        69.4%      $64.74
3rd Quarter       72.8%      $75.01        72.4%      $71.44        72.2%      $67.06
4th Quarter       55.6%      $72.64        57.2%      $67.54        56.8%      $62.51
Full Year         61.8%      $72.56        60.8%      $68.53        61.6%      $63.95


Item 7.  Management's Discussion and Analysis of Financial
Condition and
       Results of Operations

Financial Condition

  Until the end of September, 1997, it had been the intention of AMI to continue to operate the Inns as going concerns. In late September, the General Partner entered into negotiations with Servico for the Sale of the Interest and, on November 7, 1997, entered into an acquisition agreement amended as of March 12, 1998, for such Sale. If the Sale is consented to by a majority of the Unitholders, the Partnership's interest in the Inns will terminate at the Closing and the Partnership will be dissolved and liquidated.

  AMI sold the Glen Burnie South Inn in July, 1997, has entered into a purchase contract for the Baltimore Pikesville Inn, has listed for sale the Baltimore-Moravia Road, Lancaster-Rt. 501, York-Market Street and Hazleton Inns, and had intended to sell (but, at the request of Servico, has taken off the market) the Baltimore-Belmont and Frederick Inns. These Inns are "highway oriented" properties that, having exterior corridors and being older properties, have a dated appearance and are either losing money or, in the opinion of the General Partner, will not produce a sufficient return to justify the costs to complete the PlPs and the franchise fees for renewal of their "Holiday Inn" franchises. As with the sale of the Glen Burnie South Inn, the net sale proceeds of these Inns will be applied to reduce the outstanding principal balance of the Priming Loan and Mortgage Note, as required by the Priming Loan and Mortgage Note Agreements.

  So long as the Partnership owns the Interest, the Partnership's investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by HHC of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance any PlPs and the renewal of the "Holiday Inn" franchise agreements), the availability of suitable franchise affiliations, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, AMI or W&H.

Results of Operations

   The Partnership derives its income from its 99% interest in AMI, whose income is generated from the operations of the Inns. AMI receives all lodging and other revenues derived from, and is responsible for the payment of all expenses directly attributable to, the operation of the Inns. Set forth below is information as to lodging and food and beverage revenues and expenses generated from the operations of the Inns (in thousands):

                               1997      1996      1995
Operating revenues:
    Lodging                 $ 40,852    39,488    36,668
    Food & beverage            9,138     9,735     9,402
    Totals                    49,990    49,223    46,070

Direct operating expenses
    Lodging                    9,622     9,462     8,998
    Food & beverage            7,827     8,112     7,809
    Marketing                  3,521     3,500     3,334
    Utilities                  2,896     3,053     2,956
    Repairs & maintenance      3,600     3,680     3,490
    Rent                       1,304     1,316     1,317
    Insurance                    771       705       630
    Property taxes             1,395     1,382     1,380
    Other                      8,644     8,369     7,718
    Totals                    39,580    39,579    37,632

Operating revenues in
    excess of direct
    operating expenses      $ 10,410   $ 9,644   $ 8,438

    Total  revenues  increased  to  $50,352,000  in  1997,   from
$49,584,000  in  1996  and $47,469,000 in  1995  (including  non-
recurring income of $1,025,000 in 1995 from the settlement of claims by the Partnerships against Prime and AMI Management in the Prime Bankruptcy (the "Prime Settlement")). The Partnerships' net loss for the year ended December 31, 1997 was $3,330,000 (which includes an expense for accrued shared appreciation of $4,500,000 and $1,011,000 of a gain on the sale of the Glen Burnie South Inn). Net income before the expense for accrued shared appreciation and the gain on sale of the Glen Burnie South Inn was $159,000, as compared to a net loss from operations of $2,188,000 for the year ended December 31, 1996 and a loss of $2,280,000 (which includes non-recurring income of $1,025,000 from the Prime Settlement) for the year ended December 31, 1995. The following table compares the room revenues, occupancy percentage levels and ADR for the years indicated:


                                    1997      1996      1995
Lodging revenues (in thousands)    40,852    39,488    36,668
Occupancy percentage                61.8%     60.8%     61.6%
ADR                                 72.56     68.53     63.95


  The continued increase in the ADRs at the Inns has been accomplished by attracting and maintaining the higher ADR market
segments   (hotel  guests  categorized  as  individual  business,
leisure and government guests, etc. and groups such as corporate, association, tours, crews, etc.). Attracting and maintaining the higher ADR segments has been accomplished by increased marketing and sales promotions and the attractiveness of the Inns as a result of the capital improvement program completed in 1994 and the  continuation of capital improvements during 1995,  1996  and
1997.   In  attracting the market segments with higher  ADR,  the
Inns have had to remove most of their lower ADR market segments (such as airline crews and tour groups). The repositioning of market
segment   business   contributed  to  the  slight   declines   in
occupancies over 1995 and 1996. However, in 1997, the Inns were able to increase their occupancy 1.0% to 61.8%, compared to 60.8%
in  1996.   The  increase  in occupancy was  reflective  of  fair
weather  conditions in the first quarter of 1997 as  compared  to
the  harsh  winter  weather in the first  quarter  of  1996.   In
addition,  the Inns were able to increase rooms occupied  due  to the  stable  and growing economic conditions and the increase  in
business  and leisure travel during 1997.   Since there continues
to be intense competition in the geographic areas where the Inns are located, the Partnerships and W&H believe occupancy levels at the Inns will not substantially increase over the next year. This is partially due to the fact that approximately one-third of the Inns are "highway oriented" location properties (which in general have lagged behind in demand, as compared to midscale and urban, suburban and airport location properties). Also, these "highway oriented" Inns have an external dated appearance due to their age, which contributes to their median occupancy levels.

   Food and beverage revenues in 1997 decreased to $9,138,000 from $9,735,000 in 1996 and $9,402,000 in 1995. The decline is partially attributable to the loss in food and beverage sales in the fourth quarter of 1997 (approximately $90,000), from the sale of the Glen Burnie South Inn. During the third and fourth quarter of 1997, breakfast, lunch, dinner and banquet revenues declined substantially, largely as a result of the Inns inability to retain their respective share of the food and beverage market, due to increased restaurant and bar competition. The decline in banquet revenues was partially offset by increased meeting room business, which tends to generate more lodging business, reflected in increased occupancies (and the increased revenues from that use) by the higher rated market segments that the Inns have attracted.

      Direct operating expenses in 1997 were $39,580,000, as compared to $39,579,000 in 1996 and $37,632,000 in 1995. The increase in lodging expenses is reflective of increased labor costs and increases in expenses that are incurred in servicing the higher rated market segments, such as complimentary room amenities, travel agent commissions, and guest supplies. Food and beverage expenses decreased, primarily as a result of the decrease in food and beverage sales. Increases in marketing expenses, such as advertising costs and hotel promotions, were incurred in an effort to attract and maintain the higher rated market segments. The utility costs decreased in 1997 as a result of the milder weather as compared to 1996. The repair and maintenance costs decreased in 1997 over 1996, although the repairs and maintenance costs were reflective of the age of the Inns. Insurance costs increased due to general liability and property insurance rate increases. The increases in other expenses, included in direct operating expenses, reflect higher administrative and general expenses directly incurred in the operations of the Inns, such as administrative labor, employment and training costs, protection expense, and in costs that vary with revenues, such as franchise fees paid to HHC, management fees paid to W&H, and credit card commissions.

   Other general and administrative costs increased due to the additional time and expense incurred with respect to the franchise renewals, review and negotiations of the PIP's and related costs and financing, the Servico transaction and other matters. Depreciation and amortization expense decreased in 1997 due to assets becoming fully depreciated in 1996. In addition, property and equipment expenditures decreased in 1997 as a result of the negotiations with HHC over the PIPs. Interest expense decreased in 1997 as a result of the lower principal amount of the Tranche A portion of the Priming Loan following the application of the net proceeds from the sale of the Glen Burnie South Inn in July, 1997 to reduction of the Tranche A Loan. For 1997, the Partnerships recorded $4,500,000 as additional interest and incentive management fees under the Restated Loan Agreement and the W&H Management Agreement.

Liquidity and Capital Resources

  The changes in cash and cash equivalents are summarized as follows:

                                              1997       1996       1995
Net cash provided by operating activities   $ 2,807    $ 2,317    $ 2,092
Net cash used in investing activities          (456)    (2,275)    (2,668)
Net cash used in financing activities        (2,196)         -          -

Net increase (decrease) in cash
   and cash equivalents                         155         42       (576)

   In 1995, cash provided by operating revenues exceeded cash used for operating expenses of the Inns and of the Partnerships, resulting in net cash being provided by operating activities.

   Net cash used in investing activities was $2,668,000 in 1995, of which $2,423,000 was utilized for capital improvements and refurbishments and $245,000 of increases in restricted cash. The restricted cash accounts included the net increase in the FF&E Reserve of $221,000 (funding plus interest earned of $2,337,000 less capital expenditures of $2,116,000) and increases of $24,000 in the interest reserve and tax escrow accounts.

   AMI borrowed $1,200,000 under the Tranche B Loan to supplement operating  cash  flow deficiencies during the  first  quarter  of
1995.   The entire Tranche B Loan was repaid from excess  working
capital during the second quarter of 1995.

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

   In 1997, cash from operating activities exceeded cash used for operating expenses of the Inns and of the Partnerships, which resulted in net cash being provided by operating activities. Net cash provided by operating activities increased in 1997, as compared to 1996, as a result of increased revenues from operations.

   Cash used in investing activities was $456,000 in 1997, which included additions to property and equipment of $1,519,000 and increases in restricted cash of $1,176,000, offset by the net proceeds from the sale of the Glen Burnie South Inn of
$2,239,000. The restricted cash accounts included the net increase in the FF&E Reserve of $970,000 (funding plus interest earned of $2,604,000 less capital expenditures of $1,634,000) and increases of $206,000 in the interest reserve and tax escrow accounts.

   Net cash used in financing activities totaled $2,196,000 in 1997, from the payment to the Tranche A portion of the Priming Loan from the net proceeds of the sale of the Glen Burnie South Inn. AMI borrowed $1,600,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1997. The entire Tranche B Loan was repaid from excess working capital prior to the end of the second quarter of 1997.

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

   The Partnerships' ongoing cash requirements are for working capital, debt service and the funding of required reserves. The Partnerships' source of liquidity is the operations of the Inns, which during the winter months have been insufficient to fund working capital, debt service and required reserves. AMI may however, borrow up to $2,500,000 of the Tranche B portion of the Priming Loan for operating cash deficiencies, but must repay any amount borrowed, if for any month cash on hand exceeds working capital requirements, as defined in the Priming Loan. There were no Tranche B borrowings outstanding as of December 31, 1997, 1996 and 1995. Approximately $989,000 of working capital cash was on hand as of December 31, 1997.

   Presently the Partnerships have a capital replacement reserve of approximately $2,165,000, which is available only for capital improvements and refurbishments. Beginning in 1993, the FF&E Reserve was required under the Priming Loan, to be funded on a monthly basis at 1.5% of revenues. The required funding of the FF&E Reserve increased to 4% of revenues in 1994, and 5% thereafter. The interest reserve account contains approximately $658,000. The interest reserve account was established through the initial Priming Loan, and, at the option of the Lenders, may be used to cure any default under the Priming Loan. No additional funding to the interest reserve is required under the Priming Loan.

   No distributions can be made to Unitholders until the Priming Loan is paid in full, proper required reserves are maintained, and proper payments are made on the Mortgage Notes, which would include principal reduction. There is no guarantee that there will ever be excess cash for such distributions to Unitholders.

   As indicated under Item 1, "Business," the General Partner and AMI have been unable to arrange financing necessary for renewal of the "Holiday Inn" franchises that were to have expired in 1997 and the General Partner beleives that sale of the Partnership's Interest, or the sale of the Inns, is the only alternative to loss of the "Holiday Inn" franchises for many of the Inns and a consequent Event of Default under the Priming Loan and Mortgage Notes (which the General Partner beleives will result in foreclosure on the Inns and the loss of the Unitholder's equity in the Partnership. Accordingly, the Partnership has contracted to sell the Interest to Servico, Inc. and anticipates closing the Sale during early 1998 and liquidating.

    Under the Internal Revenue Code, a publicly traded partnership, such as the Partnership, is taxable as a corporation unless it satisfies certain conditions. However, subject to various limitations, publicly traded partnerships in existence on December 17, 1987 were generally exempt from taxation as a corporation until after 1997. If the Partnerships' operations continue as described herein, the Partnership should not be taxed as a corporation until after 1997. However, a publicly traded partnership which adds a substantial new line of business is not eligible for such exemption and it is possible that the Internal Revenue Service could contend that the Partnership should be taxed as a corporation after November 29, 1990, the date of the termination of the Lease. If the Partnership were taxable as a corporation, its operating losses should eliminate any tax liability for some time.

   Effective on January 1, 1998, the Partnership would be treated as a corporation for Federal income tax purposes, unless the Partnership made an election to be treated as an "electing partnership". As an electing partnership, the Partnership would still be treated as a partnership for Federal income tax purposes but would be subject to a 3.5% tax on all gross income earned by the Partnership. The General Partner made this election in 1998.

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

                                 Present Position with the General Partner
Name                 Age         and Business Experience for Past Five Years

S. Leonard Okin      64            Vice  President and Director  of
                                 the   General  Partner  since   inception;
                                 Managing  Director of the General  Partner
                                 since January 1, 1994; Vice President  and
                                 Director   of   First   American    Realty
                                 Associates, Inc., (mortgage brokers) from prior to 1989 to December 31, 1993 (1).

Robert A. Familant   46          Director of the General  Partner
                                 since  August  19, 1994; Treasurer/CEO  of
                                 Progressive Credit Union (credit union) since prior to 1989 (2).

Seymour G. Siegel    55          Director of the General  Partner
                                 since  November  21,  1994;  President  of
                                 Siegel Rich, Inc. (consulting firm)  since
                                 January  1, 1994; Senior Partner  of  M.R.
                                 Weiser & Co. (accounting firm) from prior to 1989 (3).

(1) In 1994, with the approval of the Lenders, Mr. Okin entered into a Consulting Services Agreement (the "Consulting Services Agreement") with the Partnerships and the General Partner, giving him authority to make day to day operating decisions for the Inns, and for the purposes hereof will be referred to as Managing
  Director  of  the  General  Partner.   First  American   Realty
  Associates, Inc. had performed mortgage brokerage services for Prime.

(2) Mr. Familant was elected and approved as an outside Director of the General Partner effective August 19, 1994.

(3) Mr. Siegel was elected and approved as an outside Director of the General Partner effective November 21, 1994.

   Under the Consulting Services Agreement, Mr. Okin, as an independent contractor, performs on behalf of the Partnership, AMI and the General Partner, the services normally performed by, and exercises the authority normally assumed or undertaken by, the chief executive officer of a corporation. The Consulting Services Agreement was effective December 1, 1994 through December 31, 1995, and has been extended on a yearly basis for a current term ending December 31, 1998. Unless the parties or the Lenders exercise their rights to terminate the Consulting Services Agreement, it will be extended automatically for successive twelve-month periods. The Consulting Services Agreement is terminable, among other things, by 30 days prior written notice from the Partnership, AMI, or the General Partner to Mr. Okin of their election not to renew the agreement at the expiration of the initial or any renewal term; for cause; by 60 days prior written notice from Mr. Okin to the General Partner of Mr. Okin's election at any time to terminate the agreement; at any time by Mr. Okin if the Partnership, AMI and the General Partner for any reason are not able to maintain in place specified liability insurance coverage for Mr. Okin; and upon foreclosure by the Lenders on substantially all of the assets of the Partnerships, by notice from the Lenders to Mr. Okin given within ten days of such foreclosure.

Item 11.  Executive Compensation

   As the only person performing services to the Partnerships comparable to the services of an officer, Mr. Okin is required to devote substantial time and effort to manage the Partnerships. The following table sets forth Mr. Okin's compensation paid in respect of the fiscal years ended December 31, 1997, 1996 and 1995.

Summary Compensation Table:
Name and                                         Other Annual   Long Term     All Other
Principle Position  Year  Salary ($)  Bonus ($)  Compensation  Compensation  Compensation

S. Leonard Okin     1997   $133,560    $     -      $    -        $    -        $    -
                    1996   $126,000    $     -      $    -        $    -        $    -
                    1995   $120,000    $     -      $    -        $    -        $    -

   Mr. Okin receives compensation as Managing Director of the corporate General Partner. In addition, Mr. Okin received reimbursement for out-of-pocket expenses in 1997, 1996 and 1995 totaling approximately $36,100, $27,300 and $27,500, respectively (for office rent, secretarial services, utilities, airfare, postage, office supplies, etc.) and $19,000, $18,500 and $6,250, respectively, for attendance at board meetings.

   Directors  are currently paid a fee of $1,000 for  each  Board meeting attended in New York and $1,500 for each meeting  out  of
town,   plus  out  of  pocket  expenses  incurred  for  attending
meetings.

   Beginning in 1996, the Partnerships have retained the services of Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder. In 1996 and 1997, the Partnerships paid Siegel Rich, Inc., approximately $16,000 and $44,000, respectively.

Item 12.  Securities Ownership of Certain Beneficial Owners and
Management

     The following table sets forth, as of December 31, 1997, the number of Units owned by the officers and directors of the General Partner and by all persons owning of record or, to the knowledge of the Partnership, beneficially more than 5% of the outstanding Units. The General Partner does not own any Units.

                                   Ownership of Units
                               Number      Total      Percentage
                              of Units    of Units    of Units
Name & Address of Owner         Held       Held       Outstanding
S. Leonard Okin
c/o Prime-American
Realty Corp.
P.O. Box 230
Hawthorne, NJ 07507-0230       1,000       1,000        0.025%

Jerome & Marcella Yunger,
as Trustees
5039 Mesa View Drive
Las Vegas, NV 89120          174,800

Roxanne Rose Yunger
5039 Mesa View Drive
Las Vegas, NV 89120          129,400    304,200 (1)     7.605% (1)

Martin W. Field
251 West Dekalb Pike
King of Prussia, PA 19406     50,000

Martin W. &
Kathleen P. Field
251 West Dekalb Pike
King of Prussia, PA 19406    151,500    201,500 (2)     5.0375% (2)

Jerome S. Sanzo
1127 High Ridge Road
Stamford, CT 06905             5,000    206,500 (3)     5.1625% (3)


(1)Includes 174,800 Units held of record by Mr. & Mrs. Yunger as Trustees of the Jerome J. and Marcella M. Yunger Family Trust and 129,400 Units held of record by Roxanne Rose Yunger. The Partnership has no knowledge as to the beneficial ownership of such Units.

(2)Includes 50,000 Units held of record by Martin W. Field and
   151,500 Units held of record by Martin W. Field and Kathleen
   P. Field.

(3)Includes 50,000 Units held of record by Martin W. Field,
   151,500 Units held of record by Martin W. Field and Kathleen
   P. Field and 5,000 Units held of record by Jerome S. Sanzo as a "Group" (within the meaning of Rule 13d-5(b) (1)).

Item 13.  Certain Relationships and Related Transactions

   During 1997, 1996 and 1995, Mr. Okin as Managing Director and Officer of the General Partner, received $190,160, $171,800 and $153,750, respectively, as cash compensation for his services and reimbursement of expenses. During 1996 and 1997, Siegel Rich,
Inc., a consulting firm in which Seymour G. Siegel is a shareholder, was paid approximately $16,000 and $44,000, receptively, for services to the Partnerships. See Item 10 and 11 above.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (a)  1. Financial Statements

          2. Financial Statement Schedules

             The Financial Statements listed in the
             accompanying index on page 30 to financial statements are filed as part of this Form 10-K.

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

          (10) (k) Amended and Restated Loan Agreement among Massachusetts Mutual Life
                   Insurance Company, Century Life of America and
                   Jackson National Life Insurance Company, (collectively, the "Priming Lenders"), as lenders, AMI Operating Partners, as borrower and Norwest Bank Minnesota, N.A., Agent (the "Agent"), dated as of June 12, 1992, as amended by letters of consent agreements dated February 1993, and March 17, 1993, included as Exhibit (10) (j) to the Partnership's 1992 Annual Report on Form 10-K, and a letter of consent agreement dated January 31, 1994, included as Exhibit (10) (j) to the Partnership's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

          (10) (l) Amended and Restated Loan Agreement among Operating Partners, the
                   Holders named in Exhibit A thereto (collectively, the "Existing Lenders") and IBJ Schroeder Bank and Trust Company, Servicer, dated June 12, 1992, as amended by letters of consent agreements dated February 1993, included as Exhibit (10) (k) to the Partnership's 1992 Annual Report on Form 10-K, and a letter of consent agreement dated
                   January 31, 1994, included as Exhibit (10)(k) to the Partnership's 1994 Annual Report on
                   Form 10-K, are incorporated herein by reference.

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

          (10) (q) Acquisition Agreement dated as of
                   November 7, 1997 among Servico, Inc., Prime
                   Motor Inns Limited Partnership, Prime-American Realty Corp. and Servico Acquisition Corp., included as the Exhibit to the Partnership's Periodic Report on Form 8-K dated November 21, 1997.

          (10) (r) First Amendment dated March 12, 1998, to
                   Acquisition Agreement, included as Appendix A to Proxy Statement of the Partnership for Special Meeting to be held April 30, 1998.

          (10) (s) Plan of Dissolution and Liquidation of the Partnership, included as Appendix B to Proxy Statement of the Partnership for Special Meeting to be held April 30, 1998.

          (21)     Subsidiaries of Prime Motor Inns Limited
                   Partnership are as follows:

                   Name                           Jurisdiction ofIncorporation
                   AMI Operating Partners, L.P.   Delaware

          (27)     Financial Data Schedules

                   (b) Reports on Form 8-K

                    Report  on  Form 8-K filed on  June  2,  1997
                    relating to the New York Stock Exchanges press release announcing the delisting of the Partnership's Depository Receipts.

                    Report on Form 8-K dated on November 21, 1997 relating to the Acquisition Agreement by Servico Aquisition Corp.

                    Report on Form 8-K dated on February 8, 1998 relating to HHC withdrawing their offer to renew the "Holiday Inn" franchises for the twelve Inns whose franchises were to expire in 1997.


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

                         PRIME MOTOR INNS LIMITED PARTNERSHIP
                                     (Registrant)
                         By:  Prime-American Realty Corp. General Partner



Date: March 19, 1998     By:    /s/  S. Leonard Okin
                                     S. Leonard Okin
                                     Vice President & Director

Date: March 19, 1998     By:    /s/  Robert A. Familant
                                     Robert A. Familant
                                     Director

Date: March 19, 1998     By:    /s/  Seymour G. Siegel
                                     Seymour G. Siegel
                                     Director


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            BOARD OF DIRECTORS OF THE GENERAL PARTNER


       Signature                 Title                          Date

By:    /s/ S. Leonard Okin       Director and Vice President    March 19, 1998
         S. Leonard Okin         of the General Partner;
                                 Consultant under the
                                 Consulting Services Agreement

By:    /s/ Robert A. Familant    Director of the                March 19, 1998
           Robert A. Familant    General Partner


By:    /s/ Seymour G. Siegel     Director of the                March 19, 1998
           Seymour G. Siegel     General Partner