Form 10-Q
period 1998-03-31
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1998-05-15
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1998

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to __________

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
INDEX


                                           																					  Page
																	                                            				Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

			Consolidated Balance Sheets -
					March 31, 1998 and December 31, 1997		                  				 	 3

			Consolidated Statements of Operations - Three
  			Months Ended March 31, 1998 and 1997	                  						  5

			Consolidated Statement of Partners' Deficit -
					Three Months Ended March 31, 1998							                       6

			Consolidated Statements of Cash Flows -
					Three Months Ended March 31, 1998 and 1997					                7

			Notes to Consolidated Financial Statements							                8

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations	                           	12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K							  	  	           	15


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                    March 31,
                                       1998           December 31,
ASSETS                             (Unaudited)           1997

Current assets:
  Cash and cash equivalents        $  1,628           $    989
  Accounts receivable, net              891                823
  Prepaid expenses                      542                719
  Other current assets                  332                295

    Total current assets              3,393              2,826

Property and equipment,
  net of accumulated depreciation
  and amortization                   44,757             45,563

Cash and cash equivalents
  restricted for:
    Acquisition of property
      and equipment                   2,441              2,165
    Interest and taxes                  578                728

      Total restricted cash
        and cash equivalents          3,019              2,893

Other assets, net                       799                425

                                   $ 51,968           $ 51,707

Continued

The accompanying notes are an integral part of the consolidated financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                        March 31,
                                          1998           December 31,
Liabilities and Partners' Deficit      (Unaudited)          1997

Current liabilities:
  Revolving credit facility             $  1,800        $      -
  Trade accounts payable                     303             481
  Accrued payroll                            535             614
  Accrued payroll taxes                      383             149
  Accrued vacation                           455             453
  Accrued utilities                          255             287
  Sales tax payable                          455             265
  Other current liabilities                  995             486

    Total current liabilities              5,181           2,735

Long-term debt                            63,557          63,544
Deferred interest                          1,757           1,974
Accrued shared appreciation                5,625           4,500
Other liabilities                            203             205

    Total long-term liabilities           71,142          70,223

    Total liabilities                     76,323          72,958

Commitments

Partners' deficit:
  General partner                        (   815)        (   784)
  Limited partners                       (23,540)        (20,467)

    Total partners' deficit              (24,355)        (21,251)

                                        $ 51,968        $ 51,707

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per Unit amounts)
Unaudited

                                             Three Months Ended
                                                  March 31,
                                              1998          1997
Revenues:
Direct operating revenues:
  Lodging                                  $  8,089      $  7,586
  Food & beverage                             2,132         2,118
Other income (principally interest)             109            99

  Total revenues                             10,330         9,803

Expenses:
Direct operating expenses:
  Lodging                                     2,061         2,005
  Food and beverage                           1,803         1,802
  Marketing                                     808           813
  Utilities                                     710           841
  Repairs and maintenance                       769           812
  Rent                                          337            32
  Insurance                                     221           239
  Property taxes                                333           367
  Other                                       2,009         1,923
Other general and administrative                826           235
Depreciation and amortization                   998           939
Interest expense                              1,434         1,510
Shared appreciation expense                   1,125             -

  Total expenses                             13,434        11,815

Net loss                                    ( 3,104 )     ( 2,012)
Net loss allocable to
  general partner                           (    31)      (    20)

Net loss allocable to
  limited partners                         $( 3,073)     $( 1,992)

Number of limited partner
  units outstanding                           4,000         4,000

Net loss allocable to limited
  partners per unit                        $(   .77)     $(   .50)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Dollars in Thousands)
Unaudited

                                   Three Months Ended March 31, 1998
                                   General      Limited
                                   Partner      Partners     Total

Balance at December 31, 1997      $(   784)    $(20,467)    $(21,251)

Net loss for the three months
  ended March 31, 1998             (    31)     ( 3,073)     ( 3,104)

Balance at March 31, 1998         $(   815)    $(23,540)    $(24,355)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                   Three Months Ended
                                                        March 31,
                                                    1998        1997

Cash flows from operating activities:
  Net loss                                       $( 3,104)   $( 2,012)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization of property
    and equipment                                     855         883
  Amortization of other assets                        143          56
  Amortization of debt discount                        13          12

  Increase (decrease) from changes in:
    Accounts receivable                           (    68)         39
    Prepaid expenses                                  177         314
    Other current assets                          (    37)          1
    Other assets                                  (   517)          -
    Trade accounts payable                        (   178)    (   109)
    Accrued payroll and payroll taxes                 155     (     1)
    Accrued vacation                                    2           3
    Accrued utilities                             (    32)    (    14)
    Sales tax payable                                 190         133
    Other current liabilities                         509     (     9)
    Deferred interest                             (   217)    (   199)
    Accrued shared appreciation                     1,125           -
    Other liabilities                             (     2)    (     3)

  Net cash used by operating activities           (   986)    (   906)

Cash flows from investing activities:
  Additions to property and equipment             (    49)    (   488)
  Increase in restricted cash                     (   126)    (     9)

    Net cash used in investing activities         (   175)    (   497)

Cash flows from financing activities:
  Borrowings under revolving credit facility        1,800       1,600

    Net cash provided by financing activities       1,800       1,600

  Net increase in cash and cash equivalents           639         197

  Cash and cash equivalents, beginning of period      989         834

  Cash and cash equivalents, end of period       $  1,628    $  1,031

Supplementary cash flow data:
  Interest paid                                  $  1,638    $  1,697


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("AMI"), referred to collectively as the "Partnerships", contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of March 31, 1998, their results of operations for the three months ended March 31, 1998 and 1997, and their cash flows for the the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. Unless cash flows from operations are sufficient to pay operating expenses and debt service, and create required reserves, the Partnerships may not be able to continue as going concerns. See note 6, "Proposed sale of AMI and the General Partner".

Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "1997 Form 10-K"). These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and other information included in the 1997 Form 10-K.

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

The following is a summary of certain significant accounting policies used in the preparation of the consolidated financial statements.

Principles of Consolidation:	The consolidated financial statements include the
accounts of the Partnership and AMI. AMI operates under a 52/53 week fiscal year (1998 and 1997 are fifty two week years). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents:	Cash equivalents are highly liquid investments with a
maturity of three months or less when acquired.

Inventories:	Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.  Inventories consisted of:

                            March 31,       December 31,
                              1998            1997

               Food         $ 121,000       $ 130,000
               Beverage        63,000          64,000
               Linen           11,000          11,000

                             $195,000       $ 205,000

Property and Equipment: Property and equipment are stated at the lower of cost or fair market value. Expenditures for improvements and major renewals are capitalized. Expenditures for maintenance and repairs, which do not extend the useful life of the asset, are expensed as incurred. For financial statement purposes, provision is made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets, ranging from 15 to 40 years for buildings and leasehold improvements and 3 to 10 years for furniture and equipment, and the terms of the related leases. For federal income tax purposes, accelerated methods are used in calculating depreciation.

Impairment of Long Lived Assets:	The Partnerships review for impairment and
recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to fair market value would be required. Properties held for sale are stated at the lower of cost or fair value less cost to sell. No write-downs have been recorded by the Partnerships under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets".

Other Assets: Franchise fees, deferred lease costs and deferred debt acquisition costs are amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Loss Per Unit: Net loss per Unit is calculated based on net loss allocable to limited partners divided by the 4,000,000 Units outstanding.

Fair Value of Financial Instruments:	It is not practicable to estimate the
fair value of borrowings under the Partnerships' long term debt due to the lack of quoted market prices for similar debt issues and the lack of current rates which would be offered to the Partnerships for debt with similar terms.

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") manages the operations of the fifteen full-service motor hotels currently owned by AMI (the "Inns") pursuant to a management agreement with AMI. At March 31, 1998 and December 31, 1997, the Partnerships had approximately $70,000 and $57,000, respectively, in receivables from an entity controlled by W&H which manages certain of the Inns' lounges.

On May 1, 1998, the Partnerships sold an Inn located in Pikesville, Maryland for $2,400,000 in cash, which resulted in a gain of approximately $805,000. The proceeds from this sale and related reduction in the Priming Loan will be reflected in the second quarter financial statements of the Partnerships. Direct revenues of approximately $347,000, and direct operating expenses of $327,000 for the three months ended March 31, 1998, relating to the operations of this Inn were included in the Consolidated Statements of Operations for the three months ended March 31, 1998.

4. OTHER ASSETS:

The components of other assets are as follows:

                                     March 31,     December 31,
                                        1998          1997

      Deferred lease costs        $    21,000     $     21,000
      Debt acquisition costs        2,839,000        2,839,000
      Franchise fees                  517,000          945,000
      Other                             4,000            4,000
                                    3,381,000        3,809,000

      Less accumulated
        amortization                2,582,000        3,384,000

                                  $   799,000     $    425,000

Amortization of debt acquisition costs charged to expense was $40,000 in the three months ended March 31, 1998 and 1997. Amortization of franchise acquisition costs charged to expense was $103,000 and $16,000 in the three months ended March 31, 1998 and 1997. In March, 1998 $517,000 was paid to Holiday Hospitality Corp. ("HHC") to extend for 60 days the franchises for all eleven Inns whose franchises originally expired in 1997, which have been further extended through June 10, 1998.

5. DEBT:

During the first quarter of 1998, AMI borrowed $1,800,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter.

Long-term debt consists of the following:

                                                 March 31,      December 31,
                                                   1998           1997
      Mortgage Notes, net of
        unamortized discount                   $ 54,253,000    $ 54,240,000

      Priming Loan                               11,104,000       9,304,000

                                                 65,357,000      63,544,000
      Less revolving credit portion of the
        Priming Loan, due currently               1,800,000               -

                                               $ 63,557,000    $ 63,544,000

Unamortized discount on the Mortgage Notes was $96,000 and $109,000 at March 31, 1998 and December 31, 1997, respectively.


6.	PROPOSED SALE OF AMI AND THE GENERAL PARTNER:

The Partnerships entered into a definitive agreement dated as of November 7, 1997, as amended as of March 12, 1998, pursuant to which the 99% limited partnership interest in AMI will be sold for $12,000,000 in cash to Servico Acquisition Corp., a wholly owned subsidiary of Servico, Inc. ("Servico").
The closing is conditioned on, among other things, approval of the limited partners. Upon closing of the aforementioned transaction, the Partnership's only asset will be the cash received from Servico. It is anticipated that the Partnership will dissolve and wind up its affairs and distribute the net proceeds from the sale to the limited partners in accordance with a Plan of Liquidation.

The General Partner and its parent have entered into an agreement with Servico pursuant to which Servico will acquire the General Partner's 1% general partnership interest in AMI in exchange for a five year warrant to acquire 100,000 shares of Servico Common Stock at a price of $18 per share.

7.	SHARED APPRECIATION:

The Restated Loan Agreement and the W&H Management Agreement provide for a shared appreciation feature that calls for AMI to pay additional interest and an additional incentive management fee to the Lenders and W&H, respectively, based on (i) in the case of any Inn sold prior to the maturity date of the Mortgage Notes, the amount (if any) by which the net sale price of the Inn exceeds the amount of the Mortgage Notes allocated to it, and (ii) in the case of the Inns still owned by AMI at the maturity date of the Mortgage Notes (December 31, 1999 or upon acceleration), the amount (if any) by which the sale price or appraised value of such Inns exceeds the then outstanding principal amount of the Mortgage Notes, with such computation also being net of any obligations under the Priming Loan, However, no amount is payable as additional interest or incentive management fees until all obligations under the Priming Loan have been paid. The Partnerships periodically estimate the fair value of the Inns to determine if an accrual is needed for future payments to the Lenders and W&H under the shared appreciation feature. The Partnerships recorded as additional interest and incentive management fees under the Restated Loan Agreement and the W&H Management Agreement $4,500,000 in 1997 and an additional $1,125,000 in the first quarter of 1998. The additional interest and incentive management fees are based on estimates of fair value of ten of the Inns at December 31, 1999 and the estimated sales proceeds for the five Inns held for sale. However, such amounts (if any) as the Partnerships will ultimately realize upon the sale of any of the Inns and the appraised values of the Inns owned by AMI at the maturity of the Mortgage Notes, could differ materially from the estimated fair values used in the determination of the additional interest and incentive management fee.
In addition, any amount of shared appreciation that may be paid is subject to interpretation or negotiation by the Partnerships, the Lenders and W&H.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis set forth below is based on the financial condition of the Partnerships at March 31, 1998 and the results of their operations for the three months then ended. On November 7, 1997, following efforts to arrange financing for Product Improvement Plans (PIPs) for the Inns or to otherwise protect the interests of the Unitholders, the Partnership signed a definitive agreement with Servico to sell to Servico the Partnership's 99% limited partnership interest in AMI. Under the agreement, as amended on March 12, 1998, Servico will pay $12 million in cash to the Partnership and will take the Partnership's interest in AMI subject to the outstanding indebtedness and other obligations of AMI. The transaction is subject to the approval of the Unitholders of the Partnership and a special meeting of Unitholders will be scheduled for such vote. The Management's Discussion and Analysis set forth below should be read in light of that developement. In addition, the Partnership understands that Servico has also agreed to acquire the General Partner's 1% general partnership interest in AMI. The Partnership understands that, under that agreement, the General Partner and its parent, Prime Hospitality, Inc., will waive all rights that they may have to receive any distributions by the Partnership of the proceeds of the sale of the Partnership's limited partnership interest in AMI.

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

AMI sold the Glen Burnie South Inn in July, 1997, and the Baltimore Pikesville Inn on May 1, 1998. In addition, AMI has listed for sale the Baltimore-Moravia Road, Lancaster-Rt. 501, York-Market Street and Hazleton Inns, and had intended to sell (but, at the request of Servico, has taken off the market) the Baltimore-Belmont and Frederick Inns. These Inns held for sale are "highway oriented" properties that, having exterior corridors and being older properties, have a dated appearance and are either losing money or, in the opinion of the General Partner, will not produce a sufficient return to justify the costs to complete the PIPs and the franchise fees for renewal of their "Holiday Inn" franchises. As with the sale of the Glen Burnie South Inn, the net sale proceeds of the Baltimore Pikesville Inn, and the other Inns held for sale will be applied to reduce the outstanding principal balance of the Priming
Loan and Mortgage Notes, as required by the Priming Loan and Mortgage Note Agreements.

So long as the Partnership owns the Interest, the Partnership's investment in the Inns continues to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by HHC of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs (including to finance the renewal of the "Holiday Inn" franchise agreements), changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God (which may result in uninsured losses), condemnation and other factors that are beyond the control of the General Partner, the Partnership, AMI or W&H.

Results of Operations

The Partnership derives its income from its 99% interest in AMI, whose income is derived from the operations of the Inns. Operations of the Inns in the first quarter of 1998 resulted in a net loss of $3,104,000, as compared to a net loss of $2,012,000 in the first quarter of 1997. The increase in net loss is due to the additional accrual of shared appreciation expense in the first quarter of 1998. Net loss from operations before the accrual for shared appreciation declined to $1,979,000 in the first quarter of 1998 from $2,012,000 in the first quarter of 1997.

Total revenues for the three months ended March 31, 1998 increased to $10,330,000, as compared to $9,803,000 in the first quarter of 1997.
Lodging revenues rose $503,000, to $8,089,000 in the first quarter of 1998, from $7,586,000 in the first quarter of 1997. The increase in lodging revenues results from the higher average daily room rates ("ADR") and an increase in the occupancy at the Inns. The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated:

                               Three Months Ended
                                    March 31,
                              1998            1997

      Lodging Revenues     $8,089,000      $7,586,000
      Occupancy                 51.1%           48.9%
      ADR                      $71.08          $66.94


The overall ADR increased approximately 6.2%, or $4.14, from $66.94 in the first quarter of 1997 to $71.08 in the first quarter of 1998, as a result of continued efforts to attract to the Inns those market segments that are willing to pay higher room rates. The Inns have been able to attract and retain higher-rated market segment guests, and charge higher ADRs, due to the quality of service and product provided by the Inns. These qualities have enabled the Inns to charge room rates that are competitive with the Inns' select competitor hotels.

In addition, occupancies for the three months ended March 31, 1998 increased to 51.1%, from 48.9% in the three months ended March 31, 1997. The occupancy increase was attributable principally to increased demand in the first quarter of 1998, particularly in the convention market segment, compared to the first quarter of 1997, and to increased business and leisure travel, as a result of the mild winter weather in 1998. The Inns' continued focus on marketing sale promotions, including AAA Automobile Club, Holiday Inns, Inc. promotions, and direct sales efforts also contributed to the occupancy increase.

The Inns recognized an increase in food and beverage revenues during the three months ended March 31, 1998, to $2,132,000 from $2,118,000 in the three months ended March 31, 1997. The increase in these revenues was experienced entirely from the rental of the meeting room facilities, amenities provided to guests utilizing these facilities, and the catering to the meeting room facilities.

Total direct operating expenses decreased $80,000, to $9,051,000 for the first quarter of 1998 from $9,131,000 for the first quarter of 1997.
However, lodging expenses increased due to inflationary increases in labor costs, and increases in expenses, such as room amenities, travel agent commissions and guest supplies, that are incurred in servicing the higher rated market segments. Additionally, food and beverage expenses increased, which is attributable to the inflationary increases in food costs and costs related to the increases in such revenues. Although food and beverage costs increased, food and beverage costs as a percentage of food and beverage revenues decreased from 85.1% for the quarter ended March 31, 1997 to 84.6% for the first quarter of 1998, as a result of higher prices and effective cost controls. The utility costs decreased substantially during the first quarter of 1998 compared to the same quarter of 1997, as a result of the very mild weather during the first quarter of 1998. Repairs and maintenance costs declined during the first quarter of 1998 compared to the same quarter of 1997, reflecting reductions in repair and maintenance labor costs and project costs. Insurance costs decreased in the first quarter of 1998 from the same period of 1997, as a result of reduction in the property insurance premiums and general liability rates. Property taxes decreased during the first quarter of 1998, compared to the first quarter of 1997, as a result of reduced assessments and refunds received from successful tax appeals. Other direct operating costs increased, in part because certain costs, such as credit card commissions, Inn management fees and franchise fees, are based upon, and increase with, revenues. In addition, inflationary increases in administrative labor and expenses, have contributed to the year-over-year increase in other direct operating costs. Other general and administrative costs increased due to the additional time and expense incurred in connection with the Servico agreement and pending proxy solicitation, which include legal, audit, tax and professional fees. In addition, other general and administrative costs were incurred in connection with the Pikesville, Maryland Inn sale. Depreciation and amortization expense increased in the first quarter of 1998 over the first quarter of 1997, due to the amortization in 1998 of the franchise renewal costs paid in June, 1997 to HHC, in order to extend those franchises that had expired in 1997. Interest expense incurred during the first quarter of 1998 declined from that incurred during the first quarter of 1997 as a result of the reduction in the Priming loan from the sale of the Glen Burnie South Inn. Inn addition, $1,125,000 of expense was accrued during the first quarter of 1998 that was not incurred during the same quarter of 1997 under the shared appreciation feature of the Restated Loan Agreement and the W&H Management Agreement. The shared appreciation expense was accrued in order to reflect the amount that might be realized under the provision.

Liquidity and Capital Resources

The following table represents the changes in cash and cash equivalents for the three months ended March 31, 1998:

   Net cash provided by operating activities     $ (   986,000)
   Net cash used in investing activities           (   175,000)
   Net cash provided by financing activities         1,800,000

   Net increase in cash and cash equivalents     $     639,000

The Inns have historically experienced negative cash flows during the first quarter of each year, and for the quarter ended March 31, 1998, operating expenses exceeded operating revenues of the Inns and the Partnerships.

Net cash used in investing activities totaled $175,000 for the three months ended March 31, 1998, resulting from cash utilized for capital improvements and refurbishment's of $49,000, and the net increase in restricted cash of $126,000. The net increase in restricted cash included a net increase in the FF&E Reserve of $276,000 (funding to the FF&E Reserve of $409,000 at 5% of revenues, plus interest earned on the account less capital expenditures funded from the reserve of $133,000), and a net reduction of $150,000 in the interest reserve and tax escrow accounts.

Cash provided by financing activities of $1,800,000 was from borrowings under the Tranche B portion of the Priming Loan for operating cash deficiencies during the first quarter of 1998.

On February 12, 1998 HHC advised the General Partner that, as a result of AMI's failure timely to accept the license agreements offered by HHC in July 1997 to renew AMI's "Holiday Inn" franchises that were to expire in 1997, HHC had withdrawn the offer. On February 23, 1998, HHC advised the General Partner that it would not extend the "Holiday Inn" franchises when they expired on March 2, 1998. HHC Subsequently advised the Partnership that it would extend the "Holiday Inn" franchises for such Inns for 60 days if an application by a "viable" applicant for franchises for the six Inns HHC was willing to keep in the "Holiday Inn" system were submitted, and application fees in the amount of $517,000 were paid, by March 10, 1998. Because of AMI's inability to arrange financing, HHC does not consider AMI a "viable" applicant. Servico filed an application, and AMI paid the application fees (with the right to have the fee transferred to any other viable applicant in the event that a transaction more favorable to the Unitholders were subsequently proposed), prior to March 10 and the Inns were to remain in the "Holiday Inn" system until May 9, 1998. The franchises have subsequently been extended through June 10, 1998.

The Partnership has called a Special Meeting of the Partnership to which the beneficial owners of Units (the "Unitholders") will be asked to consider and vote upon the proposed sale (the "Sale") of the Partnership's 99% limited partnership interest in AMI to Servico Acquisition Corp. ("SAC"), a wholly-owned subsidiary of Servico, Inc., and the dissolution and liquidation of the Partnership following the Sale (the "Liquidation"). The Sale and the Liquidation comprise a single integrated proposal (the "Proposal"), which is subject to, among other things, the consent of the holders of a majority of the Units. the Meeting will be held on May 28, 1998 and persons who are Unitholders at the close of business on March 16, 1998, will be entitled to vote on the matters to be acted on at that Meeting. If the Sale is approved by the Unitholders and consummated, any Interest of the Unitholders in the Inns will be entirely extinguished and any future appreciation in the value of hotel properties in general, will be enjoyed solely by Servico, Inc. and its affiliates. The Partnership has been advised that Servico, Inc., which owns and has the right to vote in excess of 2 million Units, intends to vote its Units to approve the Proposal.

The terms of the sale are embodied in an Acquisition Agreement dated as of November 7, 1997, and amended as of March 12, 1998 (as amended, the "Acquisition Agreement"), among Servico, Inc., the Partnership, the General Partner and SAC, and the Liquidation will be governed by the Partnership Agreement, the Delaware Revised Uniform Limited Partnership Act and a Plan of Dissolution and Liquidation (the "Plan").

PART II. OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K

      		(b) Reports on Form 8-K

            Report dated February 18, 1998 with respect to a communication received by the Partnership on February 12, 1998 from Holiday Hospitality Corp.

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