Form 10-Q
period 1998-06-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1998-08-14
CIK 804219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended June 30, 1998

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
INDEX

                                               																					  Page
																				                                                	Number
PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

				      Consolidated Balance Sheets -
					       June 30, 1998 and December 31, 1997						                	 3

      				Consolidated Statements of Operations - Three
        				and Six Months Ended June 30, 1998 and 1997					           5

      				Consolidated Statement of Partners' Equity (Deficit) -
			       		Six Months Ended June 30, 1998									                    6

      				Consolidated Statements of Cash Flows -
		       			Six Months Ended June 30, 1998 and 1997					             	 7

	      			Notes to Consolidated Financial Statements							            9

Item 2.	Management's Discussion and Analysis of Financial
     					Condition and Results of Operations										              	12

PART II.  OTHER INFORMATION AND SIGNATURES:

Item 6.   Exhibits and Reports on Form 8-K							  	  	              	14


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                  June 30,
                                                    1998      December 31,
ASSETS                                         (Unaudited)        1997

Current assets:
  Cash and cash equivalents                     $  5,462      $    989
  Accounts receivable, net                             -           823
  Other receivables                                6,700             -
  Prepaid expenses                                     -           719
  Other current assets                                 -           295

    Total current assets                          12,162         2,826


Property and equipment,
  net of accumulated depreciation
  and amortization                                     -        45,563

Cash and cash equivalents restricted for:
  Acquisition of property
    and equipment                                      -         2,165
  Interest and taxes                                   -           728

    Total restricted cash and
      cash equivalents                                 -         2,893

Other assets, net                                      -           425

                                                $ 12,162      $ 51,707

Continued

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                   June 30,
                                                    1998          December 31,
Liabilities and Partners' Equity (Deficit)       (Unaudited)         1997

Current liabilities:
  Trade accounts payable                           $      6       $    481
  Field Liability                                       500              -
  Accrued payroll                                         -            614
  Accrued payroll taxes                                   -            149
  Accrued vacation                                        -            453
  Accrued utilities                                       -            287
  Sales tax payable                                       -            265
  Gross income taxes payable                          1,008              -
  Other current liabilities                              12            486

    Total current liabilities                         1,526          2,735

Long-term debt                                            -         63,544
Deferred interest                                         -          1,974
Accrued shared appreciation                               -          4,500
Other liabilities                                         -            205

    Total long-term                                       -         70,223

    Total liabilities                                 1,526         72,958

Commitments

Partners' equity (deficit):
  General partner                                   (   466)       (   784)
  Limited partners                                   11,102        (20,467)

    Total partners' equity (deficit)                 10,636        (21,251)

                                                   $ 12,162       $ 51,707

The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
Unaudited

                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                      1998       1997       1998       1997
Revenues:
  Direct operating revenues:
    Lodging                        $  7,177   $ 11,997   $ 15,266   $ 19,583
    Food and beverage                 1,548      2,516      3,680      4,634
  Other Income                          110         83        219        182

    Total revenues                    8,835     14,596     19,165     24,399

Expenses:
  Direct operating expenses:
    Lodging                           1,611      2,623      3,672      4,628
    Food and beverage                 1,300      2,148      3,103      3,950
    Marketing                           598        985      1,406      1,798
    Utilities                           336        620      1,046      1,461
    Repairs and maintenance             531      1,021      1,300      1,833
    Rent                                223        330        560        659
    Insurance                           144        139        365        378
    Property taxes                      218        367        551        734
    Other                             1,415      2,282      3,424      4,205
  Other general and administrative      602        137      1,428        372
  Depreciation and amortization         582        953      1,580      1,892
  Interest expense                      952      1,519      2,386      3,029
  Shared appreciation expense           750          -      1,875          -
  Net gain on sale of Inn              (805)         -       (805)         -
  Net gain on sale of AMI           (35,621)         -    (35,621)         -

    Total expenses                  (27,164)    13,124    (13,730)    24,939

Net income (loss) before taxes       35,999      1,472     32,895       (540)

Provision for gross income taxes     (1,008)         -     (1,008)         -

Net income (loss)                    34,991      1,472     31,887       (540)

Net income (loss) allocable to
  general partner                       350         15        318         (5)

Net income (loss) allocable to
  limited partners                 $ 34,641   $  1,457   $ 31,569   $   (535)

Number of limited partner
  units outstanding                   4,000      4,000      4,000      4,000

Net income (loss) allocable to
  limited partners per unit        $   8.66   $   0.36   $   7.89   $  (0.13)


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
(Dollars in Thousands)
Unaudited

                                     Six Months Ended June 30, 1998
                                   General       Limited
                                   Partner       Partners       Total

Balance at January 1, 1998        $   (784)     $ (20,467)     $ (21,251)

Net income for the six months
  ended June 30, 1998                  318         31,569         31,887

Balance at June 30, 1998          $   (466)     $  11,102      $  10,636


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

                                                           Six Months Ended
                                                                June 30,
                                                            1998       1997
Cash flows from operating activities:
  Net income (loss)                                       $ 31,887   $   (540)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization of property
        and equipment                                        1,410      1,781
      Amortization of other assets                             170        111
      Amortization of debt discount                             20         24
      Gain on sale of Inn                                     (805)         -
      Gain on sale of AMI                                  (35,621)         -
      Increase (decrease) from changes in:
        Accounts receivable                                   (105)      (138)
        Prepaid expenses                                       144        710
        Other current assets                                    (4)       (22)
        Other assets                                          (517)      (125)
        Trade accounts payable                                 (21)      (107)
        Accrued payroll and payroll taxes                       49        (30)
        Accrued vacation                                       (32)         3
        Accrued utilities                                      (85)       (24)
        Sales tax payable                                      176        247
        Gross income taxes payable                           1,008          -
        Other current liabilities                              208        149
        Deferred interest                                     (380)      (418)
        Accrued shared appreciation                          1,875          -
        Other liabilities                                      819         (5)

      Net cash provided by operating activities                196      1,616

Cash flows from investing activities:
  Additions to property and equipment                          (87)      (791)
  Increase in restricted cash                                 (552)      (345)
  Cash balances acquired by SAC as part
    of the purchase price                                   (2,184)         -
  Net proceeds from sale of Inn                              2,098          -
  Net proceeds from sale of AMI                              5,300          -

Net cash provided by (used in) investing activities          4,575     (1,136)

Cash flows form financing activities:
  Repayment of Tranche A loan                                 (298)         -
  Borrowings under revolving credit facility                 1,800      1,600
  Repayments of revolving credit facility                   (1,800)    (1,600)

    Net cash used in financing activities                     (298)         -

  Net increase in cash and cash equivalents                  4,473        480

  Cash and cash equivalents, beginning of period               989        834

  Cash and cash equivalents, end of period                $  5,462   $  1,314

Supplementary cash flow data:
  Interest paid                                           $  1,312   $  3,423


The accompanying notes are an integral part of the consolidated financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and its 99% owned subsidiary, AMI Operating Partners, L.P. ("AMI"), referred to collectively as the "Partnerships", contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Partnerships as of June 30, 1998, their results of operations for the three and six months ended June 30, 1998 and 1997, and their cash flows for the six months ended June 30, 1998 and 1997.

On May 28, 1998 the Limited Partners approved the sale of, and Servico Acquisition Corp. ("SAC"), a wholly owned subsidiary of Servico, Inc. ("Servico"), acquired, the Partnership's 99% limited partnership interest in AMI for $12,000,000 in cash and assumption of the outstanding indebtedness and other obligations of AMI. Since AMI was sold on May 28, 1998, the results of operations for the six months ended June 30, 1998 include the operations of the Inns for the five months ended May 28, 1998.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and for AMI through May 28, 1998 (the date of the sale of AMI to SAC). AMI operates under a 52/53 week fiscal year (1998 and 1997 are fifty two week years). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

Inventories:

Inventories were stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1997 consisted of Food ($130,000), Beverage ($64,000) and Linen ($11,000).

Property and Equipment

Property and equipment were stated at the lower of cost or fair market value. Expenditures for improvements and major renewals were capitalized.
Expenditures for maintenance and repairs, which do not extend the useful life of the asset, were expensed as incurred. For financial statement purposes, provision was made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets, ranging from 15 to 40 years for buildings and leasehold improvements and 3 to 10 years for furniture and equipment, and the terms of the related leases. For federal income tax purposes, accelerated methods were used in calculating depreciation.

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

Other Assets:

Franchise fees, deferred lease costs and deferred debt acquisition costs were amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

Net Income (Loss) Per Unit:

Net income (loss) per Unit is calculated based on net income (loss) allocable to limited partners divided by the 4,000,000 Units outstanding.

3. OPERATIONS OF THE INNS:

Winegardner & Hammons, Inc. ("W&H") managed the operations of the Inns through May 28, 1998 pursuant to a management agreement with AMI. At December 31, 1997 the Partnerships had approximately $57,000 in receivables from an entity controlled by W&H which managed certain of the Inns' lounges.


4. OTHER ASSETS:

The components of other assets at December 31, 1997 were as follows:


      Deferred lease costs      $    21, 000
      Debt acquisition costs       2,839,000
      Franchise fees                 945,000
      Other                            4,000

                                   3,809,000

      Less accumulated
        amortization               3,384,000

                                $    425,000

5. DEBT:

During the first quarter of 1998, AMI borrowed $1,800,000 from the revolving credit portion of the Priming Loan, defined as the Tranche B Loan. This borrowing funded operating expenses that could not be paid from operating revenues during the first quarter. Operating Partners repaid the entire $1,800,000 of the Tranche B Loan during the second quarter of 1998.
The entire debt was assumed upon purchase by SAC on May 28, 1998.

Long-term debt consisted of the following at December 31, 1997:


      Mortgage Notes, net of
        unamortized discount       $ 54,240,000

      Priming Loan                    9,304,000
                                   $ 63,544,000

Unamortized discount on the Mortgage Notes was $109,000 at December 31, 1997.

6.	GROSS INCOME TAXES PAYABLE

As a result of 1997 Federal income tax law changes applicable to certain publicly-traded partnerships, effective on January 1, 1998, the Partnership would have been classified as a corporation for Federal income tax purposes, unless the Partnership made an election to be treated as an "electing partnership". The General Partner beleived that it would be in the best interests of the Partnership and the Unitholders to make this election, and the General Partner has filed such an election with the Internal Revenue Service. As an electing partnership, the Partnership will be entitled to retain its tax status as a partnership for Federal income tax purposes, but will be subject to a 3.5% tax on all gross income from the active conduct of trades and businesses by the Partnership. The Partnership's distributive share of gross income from its interest in AMI for the period ending May 28, 1998, the date of the Sale, will be considered "gross income from the active conduct of a trade or business" by the Partnership. Thus, the Partnership is subject to such 3.5% tax on the gross income ("Gross Income Tax") from the operations of AMI included in the Partnership's gross income. Additionally, the net gain from the sale of the Partnership's 99% interest in AMI is also considered gross income. In computing its taxable income, the Partnership will not be entitled to a deduction for the Gross Income Tax, and thus, a Unitholder's distributive share of the Gross Income Tax paid and a Unitholder will not otherwise be entitled to a deduction for the Gross
Income Tax paid by the Partnership.

7.	SALE OF AMI AND THE GENERAL PARTNER:

The Partnership sold its 99% limited partnership interest in AMI for $12,000,000 to SAC on May 28, 1998. The Partnership is currently proceeding with its Plan of Liquidation to dissolve and wind up its affairs. Other general and administrative expenses include the $500,000 payable to Martin
W. Field (the "Field Liability"), which was approved at the Special Meeting held on May 28, 1998 (the "Special Meeting"). The Partnership will begin liquidating distributions in mid-August, 1998 to Unitholders of record as of August 7, 1998.

The General Partner and its parent entered into an agreement with Servico pursuant to which Servico acquired the General Partner's 1% general partnership interest in AMI on May 28, 1998.

8.	SHARED APPRECIATION:

The Restated Loan Agreement and the W&H Management Agreement provide for a shared appreciation feature that calls for AMI to pay additional interest and an additional incentive management fee to the Lenders and W&H, respectively, based on (i) in the case of any Inn sold prior to the maturity date of the Mortgage Notes, the amount (if any) by which the net sale price of the Inn exceeds the amount of the Mortgage Notes allocated to it, and (ii) in the case of the Inns still owned by AMI at the maturity date of the Mortgage Notes, (December 31, 1999 or upon acceleration), the amount (if any) by which the sale price or appraised value of such Inns exceeds the then outstanding principal amount of the Mortgage Notes, with such computations also being net of any obligations under the Priming Loan. However, no amount is payable as additional interest or incentive management fees until all obligations under the Priming Loan have been paid The Partnerships periodically estimate the fair value of the Inns to determine if an accrual is needed for future payments to the Lenders and W&H under the shared appreciation feature. The Partnerships recorded as additional interest and incentive management fees under the Restated Loan Agreement and the W&H Management Agreement $4,500,000 in 1997 and an additional $1,875,000 in the first six months of 1998. The Partnership will not be affected by or recognize any additional interest and management fees accrued or paid by AMI after May 28, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis set forth below is based on the financial condition of the Partnerships at June 30, 1998 and the results of their operations for the six months then ended. On November 7, 1997, following efforts to arrange financing for Product Improvement Plans (PIPs) for the Inns or to otherwise protect the interests of the Unitholders, the Partnership signed a definitive agreement (amended on March 12, 1998) with Servico and SAC to sell SAC the Partnership's 99% limited partnership interest in AMI. That agreement was approved by the Unitholders at a meeting held on May 28, 1998. On May 28, 1998, pursuant to the agreement, as amended on March 12, 1998, SAC paid $12 million to the Partnership ($5,300,000 of which was paid in cash and $6,700,000 of which, subject to adjustment, was credited to the account of Servico, as a Unitholder) and acquired the Partnership's interest in AMI subject to the outstanding indebtedness and other obligations of AMI. On May 28, 1998 Servico acquired the 1% general partnership interest of the General Partner in AMI. The Partnership understands that the General Partner and its parent, Prime Hospitality, Inc., have waived all rights that they may have to receive any distributions by the Partnership of the proceeds of the sale of the Partnership's limited partnership interest in AMI.

Results of Operations

Prior to May 29, 1998, the Partnership derived its income from its 99% interest in AMI, whose income is derived from the operations of the Inns. Results of operations for the Partnership during the second quarter of 1998 and for the first six months ended June 30, 1998, reflect operations of the Inns through May 28, 1998. In addition, AMI sold the Baltimore Pikesville Inn on May 1, 1998. The timing difference between the quarter and six months end and the sale of the Inn creates the variances which are reflected in the direct operating revenues and direct operating expenses.

The Partnership had net income of $31,887,000 for the six months ended June 30, 1998,, as compared to a net loss of $540,000 for the six months ended June 30, 1997. The 1998 net income includes a net gain of $35,621,000 on the sale of AMI to SAC, and a net gain of $805,000 on the sale of the Pikesville Inn.

Total revenues for the second quarter of 1998 were $8,835,000 as compared to $14,596,000 in the second quarter of 1997. The variance in revenues between these two quarters is due to (a) the second quarter of 1998 reflecting the operations of 14 Inns for only two months (as a result of the sale of AMI on May 28, 1998), compared to three months of operations in the second quarter of 1997, (b) the second quarter of 1998 reflecting the operations of the Pikesville Inn for only one month (as a result of the sale of that Inn on May 1, 1998), compared to three months of operations in the second quarter of 1997, and (c) the second quarter of 1998 not reflecting operations of the Glen Burnie South Inn (as a result of the sale of that Inn in July, 1997), compared to three months of operations in the second quarter of 1997.
The following table compares lodging revenues, occupancy percentage levels and ADR, for the periods indicated (lodging revenues, occupancy percentage and ADR for the three months and six months ended June 30, 1998 reflect two months and five months, respectively, of the operations of 14 Inns and one month and four months, respectively, of the operations of the Pikesville Inn):

                           Three Months Ended            Six Months Ended
                                June 30,                      June 30,
                          1998           1997           1998           1997
    Lodging Revenues   $7,177,000    $11,997,000    $15,266,000    $19,583,000
    Occupancy               68.9%          70.0%          57.8%          59.5%
    ADR                    $77.98         $73.95         $74.17         $71.07


As discussed above, direct operating expenses for the second quarter of 1998 as compared to the second quarter of 1997 reflect timing differences. Therefore, an adequate discussion of the comparison to the second quarter of 1997 cannot be made. Other general and administrative expenses included the $500,000 payable as the Field Liability, which was approved at the Special Meeting held on May 28, 1998. Depreciation and amortization expense and interest expense reflect declines between the second quarter of 1998 and 1997, which is a result of the two and three month timing differences and property sales between the quarters. An additional $750,000 was accrued in the second quarter of 1998 under the shared appreciation feature of the Restated Loan Agreement and the W&H Management Agreement which was not incurred during the second quarter of 1997.

Having completed the sale of its interest in AMI, the Partnership intends to file all applicable tax returns and to pay all entity level taxes, to make the Field Liability payment, to pay all expenses of administration and liquidation of the Partnership, to distribute to the Unitholders all funds remaining after paying the expenses of winding up and liquidation, to terminate its registration under the Securities Exchange Act of 1934 and to cancel its existence under the Delaware Revised Uniform Limited Partnership Act. The Partnership has fixed the close of business on August 7, 1998 as the record date for all liquidating distributions to Unitholders.
While transfers of Units after August 7, 1998 will not be prohibited and will be recognized on the books of the transfer agent, transferees will not be entitled to receive liquidating distributions from the Partnership.
The Partnership expects to make a preliminary liquidating distribution in the amount of $2 per Unit in mid-August, 1998.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

 	       (b) Reports on Form 8-K

             During the quarter ended June 30, 1998 the Partnership filed a Report of Form 8-K on May 28, 1998. In addition, the Partnership filed a Report on Form 8-K on August 6,
             1998 relating to the fixing of the record date for liquidating distributions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               										PRIME MOTOR INNS LIMITED PARTNERSHIP
			   									                 		(REGISTRANT)
						   		            		By: Prime-American Realty Corp.
									   	               	General Partner

Date: August 10, 1998				  		By:	/s/ S. Leonard Okin
					                             			S. Leonard Okin
                             								Vice President