Form 10-Q
period 1998-09-30
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1998-11-13
CIK 804219

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM TO __________

                           COMMISSION FILE NO. 1-9311

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               22-2754689
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

     Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997                            3

     Consolidated Statements of Operations - Three and
         Nine Months Ended September 30, 1998 and 1997                       5

     Consolidated Statement of Partners' Equity (Deficit) -
         Nine Months Ended September 30, 1998                                6

     Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997                       7

     Notes to Consolidated Financial Statements                              9

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               12

PART II.  OTHER INFORMATION AND SIGNATURES:

     Item 6.   Exhibits and Reports on Form 8-K                              14

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                         September 30,
                                              1998              December 31,
               ASSETS                     (Unaudited)               1997
---------------------------------------  -------------          ------------

Current assets:
    Cash and cash equivalents             $   2,504              $   989
    Accounts receivable, net                      -                  823
    Other receivables                         1,398                    -
    Prepaid expenses                              -                  719
    Other current assets                          -                  295
                                         -------------          ------------
         Total current assets                 3,902                2,826
                                         -------------          ------------

Property and equipment,
    net of accumulated depreciation
    and amortization                              -               45,563
                                         -------------          ------------

Cash and cash equivalents restricted for:
    Acquisition of property
            and equipment                         -                2,165
    Interest and taxes                            -                  728
                                         -------------          ------------

         Total restricted cash and
            cash equivalents                      -                2,893
                                         -------------          ------------

Other assets, net                                 -                  425
                                         =============          ============

                                          $   3,902              $51,707


                                    Continued



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                             September 30,
                                                 1998               December 31,
Liabilities and Partners' Equity (Deficit)    (Unaudited)               1997
------------------------------------------   -------------          ------------
Current liabilities:
     Trade accounts payable                    $     -              $     481
     Field Payment                                 500                      -
     Accrued payroll                                 -                    614
     Accrued payroll taxes                           -                    149
     Accrued vacation                                -                    453
     Accrued utilities                               -                    287
     Sales tax payable                               -                    265
     Gross income taxes payable                  1,008                      -
     Other current liabilities                       -                    486
                                             -------------          ------------

         Total current liabilities               1,508                  2,735
                                             -------------          ------------

Long-term debt                                       -                 63,544
Deferred interest                                    -                  1,974
Accrued shared appreciation                          -                  4,500
Other liabilities                                    -                    205
                                             -------------          ------------

         Total long-term liabilities                 -                 70,223
                                             -------------          ------------

         Total liabilities                       1,508                 72,958
                                             -------------          ------------

Commitments

Partners' equity (deficit):
     General partner                             (468)               (   784)
     Limited partners                            2,862               (20,467)
                                             -------------          ------------

         Total partners' equity (deficit)        2,394               (21,251)
                                             -------------          ------------

                                                $3,902              $  51,707
                                             =============          ============


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
                                                    Unaudited

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                       -----------------------------   ----------------------------
                                                            1998            1997            1998            1997
                                                       -------------    ------------   --------------   -----------
Revenues:
       Direct operating revenues:
             Lodging                                   $-               $   12,281         $15,266      $   31,864
             Food and beverage                                   -           2,294           3,680           6,928
       Other Income                                             53             125             272             307
                                                       -------------    ------------   --------------   -----------
             Total revenues                                     53          14,700          19,218          39,099
                                                       -------------    ------------   --------------   -----------

Expenses:
       Direct operating expenses:
             Lodging                                             -           2,725           3,672           7,353
             Food and beverage                                   -           2,021           3,103           5,971
             Marketing                                           -             930           1,406           2,728
             Utilities                                           -             760           1,046           2,221
             Repairs and maintenance                             -             950           1,300           2,783
             Rent                                                -             322             560             981
             Insurance                                           -             233             365             611
             Property taxes                                      -             362             551           1,096
             Other                                               -           2,419           3,424           6,624
       Other general and administrative                        295             219           1,723             591
                                                       -------------    ------------   --------------   -----------
       Depreciation and amortization                             -             971           1,580           2,863
       Interest expense                                          -           1,443           2,386           4,472
       Shared appreciation expense                               -               -           1,875               -
       Net gain on sale of Inn                                   -      (   1,011)           (805)      (   1,011)
       Net gain on sale of AMI                                   -               -      (  35,621)               -
                                                       -------------    ------------   --------------   -----------
             Total expenses                                    295          12,344        (13,435)          37,283
                                                       -------------    ------------   --------------   -----------

Net income (loss) before taxes                            (   242)           2,356          32,653           1,816

Provision for gross income taxes                                 -               -     (    1,008)               -
                                                       =============    ============   ==============   ===========
Net income (loss)                                         (   242)           2,356          31,645           1,816

Net income (loss) allocable to

       general partner                                         (2)              24             316              18
                                                       =============    ============   ==============   ===========

Net income (loss) allocable to

       limited partners                                 $  (  240)       $   2,332      $   31,329     $     1,798
                                                       =============    ============   ==============   ===========

Number of limited partner

       units outstanding                                     4,000           4,000           4,000           4,000
                                                       =============    ============   ==============   ===========

Net income (loss) allocable to limited

       partners per unit                                $  (  0.06)          $0.58           $7.83           $0.45
                                                       =============    ============   ==============   ===========


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

                                        Nine Months Ended September 30, 1998
                                   ---------------------------------------------

                                      General           Limited
                                      Partner          Partners         Total
                                   ------------      ------------   ------------

Balance at January 1, 1998           $   (784)        $ (20,467)     $ (21,251)

Net income for the nine months
    Ended September 30, 1998              316            31,329         31,645

Liquidating distribution                    -          (  8,000)         8,000)
                                   ------------      ------------   ------------

Balance at September 30, 1998        $   (468)        $   2,862      $   2,394



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

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                    Unaudited

                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                         1998            1997
                                                    ------------    ------------
Cash flows from operating activities:
 Net income (loss)                                  $    31,645     $     1,816
 Adjustments to reconcile net income
     (loss) to net cash
     Provided by operating activities:
   Depreciation and amortization of property
     And equipment                                        1,410           2,685
   Amortization of other assets                             170             178
   Amortization of debt discount                             20              36
   Gain on sale of Inn                               (      805)         (1,011)
   Gain on sale of AMI                               (   35,621)              -
   Increase (decrease) from changes in:
     Accounts receivable                             (      105)      (     358)
     Prepaid expenses                                       144             123
     Other current assets                            (        4)            (35)
     Other assets                                    (      517)      (     125)
     Trade accounts payable                          (       27)            (89)
     Accrued payroll and payroll taxes                       49             261
     Accrued vacation                                (       32)            (14)
     Accrued utilities                               (       85)            (45)
     Sales tax payable                                      176             250
     Gross income taxes payable                           1,008               -
     Other current liabilities                              196             295
     Deferred interest                               (      380)      (     655)
     Accrued shared appreciation                          1,875               -
     Other liabilities                                      819            (  8)
                                                    ------------    ------------

   Net cash provided by (used in) operating
     activities                                      (       64)          3,304
                                                    ------------    ------------

Cash flows from investing activities:
   Additions to property and equipment               (       87)      (   1,057)
   Increase in restricted cash                       (      552)      (     951)
   Cash balances acquired by SAC as part
      of  The purchase price                         (    2,184)              -
   Net proceeds from sale of Inn                          2,098           2,400
   Payment of expenses associated with
     the sale of an Inn                                       -       (     161)
   Cash restricted for the payment of
     additional expenses
   Associated with the sale of an Inn                         -             (25)
   Net proceeds from sale of AMI                          5,700               -
   Liquidating cash distribution to Unitholders      (    3,098)              -
                                                    ------------    ------------

      Net cash provided by investing activities           1,877             206
                                                    ------------    ------------


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

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                    Unaudited

                                                          Nine Months Ended
                                                              June 30,
                                                     ---------------------------
                                                        1998            1997
                                                     ------------   ------------
Cash flows from financing activities:
  Repayment of Tranche A loan                         (     298)      (   2,171)
  Payment of the Tranche A loan for prepayment
     penalty                                                   -           ( 43)
  Borrowings under revolving credit facility              1,800           1,600
  Repayments of revolving credit facility             (   1,800)      (   1,600)
                                                     ------------   ------------

     Net cash used in financing activities            (     298)       (  2,214)
                                                     ------------   ------------

  Net increase in cash and cash equivalents               1,515           1,296

  Cash and cash equivalents, beginning of period            989             834
                                                     ------------   ------------

  Cash and cash equivalents, end of period            $   2,504      $    2,130
                                                     ============   ============

Supplementary cash flow data:
   Interest paid                                      $   1,312      $    5,091
                                                     ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

                      PRIME MOTOR INNS LIMITED PARTNERSHIP
                       AND SUBSIDIARY LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:
     ----------------------

     In the opinion of the General Partner, the accompanying interim unaudited financial statements of Prime Motor Inns Limited Partnership (the "Partnership") and AMI Operating Partners, L.P. ("AMI"), the 99%-owned subsidiary of the Partnership through May 28, 1998 (the Partnership and AMI being referred to collectively as the "Partnerships"), contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Partnership as of September 30, 1998; the results of operations of the Partnerships for the nine months ended September 30, 1998 and 1997 and the three months ended September 30, 1997; the results of operations of the Partnership for the three months ended September 30, 1998; and the cash flows of the Partnerships for the nine months ended September 30, 1998 and 1997.

     On May 28, 1998 the Limited Partners approved the sale of, and Servico Acquisition Corp. ("SAC"), a wholly owned subsidiary of Servico, Inc. ("Servico"), acquired, the Partnership's 99% limited partnership interest in AMI for $12,000,000 in cash and assumption of the outstanding indebtedness and other obligations of AMI. Since AMI was sold on May 28, 1998, the results of operations for the nine months ended September 30, 1998 include the operations of the Inns for only the five months ended May 28, 1998.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

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

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Partnership through September 30, 1998 and the accounts of AMI through May 28, 1998 (the date of the sale of AMI to SAC). AMI operated under a 52/53 week fiscal year (1998 and 1997 are fifty two week years). Operating costs of the Partnership are reflected in the consolidated statements of operations as other general and administrative expenses. All material intercompany accounts and transactions have been eliminated.

     Cash Equivalents
     ----------------

     Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

     Inventories:
     ------------

     Inventories were stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1997 consisted of Food ($130,000), Beverage ($64,000) and Linen ($11,000).

     Property and Equipment
     ----------------------

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

     Impairment of Long Lived Assets:
     --------------------------------

     The Partnerships reviewed for impairment and recoverability of property and equipment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset carrying amount to determine if a write-down to fair market value were required. Properties held for sale were stated at the lower of cost or fair value less cost to sell. No write-downs have been recorded by the Partnerships under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets".

     Other Assets:
     -------------

     Franchise fees, deferred lease costs and deferred debt acquisition costs were amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

     Net Income (Loss) Per Unit:
     ---------------------------

     Net income (loss) per Unit is calculated based on net income (loss) allocable to limited partners divided by the 4,000,000 Units outstanding.

3.   OPERATIONS OF THE INNS:
     -----------------------

     Winegardner & Hammons, Inc. ("W&H") managed the operations of the Inns through May 28, 1998 pursuant to a management agreement with AMI. At December 31, 1997 the Partnerships had approximately $57,000 in receivables from an entity controlled by W&H which managed certain of the Inns' lounges.

4.   OTHER ASSETS:
     -------------

     The components of other assets at December 31, 1997 were as follows:

          Deferred lease costs                  $     21, 000
          Debt acquisition costs                    2,839,000
          Franchise fees                              945,000
          Other                                         4,000
                                                    3,809,000
                                                -------------

          Less accumulated
            amortization                            3,384,000
                                                -------------
                                                 $    425,000
                                                =============

5.   DEBT:
     -----

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

     Long-term debt consisted of the following at December 31, 1997:

         Mortgage Notes, net of

             unamortized discount               $  54,240,000

         Priming Loan                               9,304,000
                                                -------------
                                                $  63,544,000
                                                =============


     Unamortized  discount on the  Mortgage  Notes was  $109,000 at December 31,
     1997.

6.   GROSS INCOME TAXES PAYABLE:
     ---------------------------

     As a result of 1997 Federal income tax law changes applicable to certain publicly-traded partnerships, effective on January 1, 1998, the Partnership would have been classified as a corporation for Federal income tax purposes, unless the Partnership made an election to be treated as an "electing partnership". The General Partner believed that it would be in the best interests of the Partnership and the Unitholders to make this election, and the General Partner has filed such an election with the Internal Revenue Service. As an electing partnership, the Partnership is entitled to retain its tax status as a partnership for Federal income tax purposes, is subject to a 3.5% tax on all gross income from the active conduct of trades and businesses by the Partnership. The Partnership's distributive share of gross income from its interest in AMI for the period ending May 28, 1998, the date of the Sale, is considered "gross income from the active conduct of a trade or business" by the Partnership. Thus, the Partnership is subject to such 3.5% tax on the gross income ("Gross Income Tax") from the operations of AMI included in the Partnership's gross income. Additionally, the net gain from the sale of the Partnership's 99% interest in AMI is also considered gross income. In computing its taxable income, the Partnership will not be entitled to a deduction for the Gross Income Tax, and thus, a Unitholder's distributive share of the Partnership's operating income and expenses will not include a deduction for the Gross Income Tax paid and a Unitholder will not otherwise be entitled to a deduction for the Gross Income Tax paid by the Partnership.

7.   SALE OF AMI AND THE GENERAL PARTNER:
     ------------------------------------

     The Partnership sold its 99% limited partnership interest in AMI for $12,000,000 to SAC on May 28, 1998. The Partnership is currently proceeding with its Plan of Liquidation to dissolve and wind up its affairs. Other general and administrative expenses included the $500,000 payable to Martin
     W. Field (the "Field Liability"), which was approved at the Special Meeting held on May 28, 1998 (the "Special Meeting"). The Partnership began liquidating distributions in mid-August, 1998 to Unitholders of record as of August 7, 1998.

     The General Partner and its parent entered into an agreement with Servico pursuant to which Servico acquired the General Partner's 1% general partnership interest in AMI on May 28, 1998.

8.   SHARED APPRECIATION:
     --------------------

     The Restated Loan Agreement and the W&H Management Agreement provided for a shared appreciation feature that called for AMI to pay additional interest and an additional incentive management fee to the Lenders and W&H, respectively, based on (i) in the case of any Inn sold prior to the maturity date of the Mortgage Notes, the amount (if any) by which the net sale price of the Inn exceeded the amount of the Mortgage Notes allocated to it, and (ii) in the case of the Inns still owned by AMI at the maturity date of the Mortgage Notes (December 31, 1999 or upon acceleration), the amount (if any) by which the sale price or appraised value of such Inns exceeded the then outstanding principal amount of the Mortgage Notes, with such computations also being net of any obligations under the Priming Loan. However, no amount was payable as additional interest or incentive management fees until all obligations under the Priming Loan had been paid The Partnerships periodically estimated the fair value of the Inns to determine if an accrual were needed for future payments to the Lenders and W&H under the shared appreciation feature. The Partnerships recorded as additional interest and incentive management fees under the Restated Loan Agreement and the W&H Management Agreement $4,500,000 in 1997 and an additional $1,875,000 in the first six months of 1998. The Partnership did not recognize, and will not be affected by or recognize, any additional interest and management fees accrued or paid by AMI after May 28, 1998.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis set forth below is based on the financial condition of the Partnership at September 30, 1998 and the results of the operations of the Partnerships (including AMI through May 28, 1983) for the nine months then ended. On November 7, 1997, following efforts to arrange financing for Product Improvement Plans (PIPs) for the Inns or to otherwise protect the interests of the Unitholders, the Partnership signed a definitive agreement (amended on March 12, 1998) with Servico and SAC to sell SAC the Partnership's 99% limited partnership interest in AMI. That agreement was approved by the Unitholders at a meeting held on May 28, 1998. On May 28, 1998, pursuant to the agreement, as amended on March 12, 1998, SAC paid $12 million to the Partnership ($5,700,000 of which was paid in cash and $6,300,000 of which, subject to adjustment, was credited to the account of Servico, as a Unitholder) and acquired the Partnership's interest in AMI subject to the outstanding indebtedness and other obligations of AMI. On May 28, 1998 Servico acquired the 1% general partnership interest of the General Partner in AMI. The General Partner and its parent, Prime Hospitality, Inc., have waived all rights that they may have to receive any distributions by the Partnership of the proceeds of the sale of the Partnership's limited partnership interest in AMI ("Proceeds").

Results of Operations
---------------------

Prior to May 29, 1998, the Partnership derived its income from its 99% interest in AMI, whose income is derived from the operations of the Inns. Results of operations for the Partnership during the third quarter of 1998 and for the first nine months ended September 30, 1998, reflect operations of the Inns through May 28, 1998 (including AMI's sale of the Baltimore Pikesville Inn on May 1, 1998) and the dissolution and winding up of the Partnership, and interim investment of the undistributed Proceeds, subsequent to May 28, 1998.

The Partnership had net income of $31,645,000 for the nine months ended September 30, 1998, as compared to net income of $1,816,000 for the nine months ended September 30, 1997. The 1998 net income includes a net gain of $35,621,000 on the sale of AMI to SAC, and a net gain of $805,000 on the sale of the Pikesville Inn.

Total revenues through the third quarter of 1998 were $19,218,000, as compared to $39,099,000 through the third quarter of 1997. The variance in revenues between the nine month periods is due to (a) the first nine months of 1998 reflecting the operations of 14 Inns for only five months (as a result of the sale of AMI on May 28, 1998), compared to nine months of operations in 1997, (b) the nine months of 1998 reflecting the operations of the Pikesville Inn for only four months (as a result of the sale of that Inn on May 1, 1998), compared to nine months of operations in 1997, and (c) the nine months of 1998 reflecting no operations of the Glen Burnie South Inn (as a result of the sale of that Inn in July, 1997), compared to six months of operations in 1997. The following table compares lodging revenues, occupancy percentage levels and ADR, for the nine months ended September 30, 1998 and 1997 (lodging revenues, occupancy percentage and ADR for the nine months ended September 30, 1998 reflect five months of the operations of 14 Inns and four months of the operations of the Pikesville Inn). No figures are shown for the three months ended September 30, 1998 and 1997 because the Partnership did not operate the Inns in the third quarter of 1998 and comparisons would not be meaningful.

                                                 Nine Months Ended
                                                   September 30,
                                       ----------------------------------
                                            1998                 1997
                                       --------------       -------------
     Lodging Revenues                   $15,266,000          $31,864,000
     Occupancy                                57.8%                63.8%
     ADR                                     $74.17               $68.86

Because the Partnership engaged, through AMI, in operations for only five months in 1998, there cannot be any meaningful comparison of direct operating expenses in the first nine months or third quarter of 1998 with the comparable periods of 1997. Other general and administrative expenses included the $500,000 payable as the Field Liability, which was approved at the Special Meeting held on May 28, 1998.

Having completed the sale of its interest in AMI, the Partnership intends to file all applicable tax returns and to pay all entity level taxes, to make the Field Payment, to pay all expenses of administration and liquidation of the Partnership, to distribute to the Unitholders all funds remaining after paying the expenses of winding up and liquidation, to terminate its registration under the Securities Exchange Act of 1934 and to cancel its existence under the Delaware Revised Uniform Limited Partnership Act. The Partnership fixed the close of business on August 7, 1998 as the record date for all liquidating distributions to Unitholders and made a preliminary liquidating distribution in the amount of $2 per Unit in mid-August, 1998. While transfers of Units after August 7, 1998 will not be prohibited and will be recognized on the books of the transfer agent, transferees will not be entitled to receive liquidating distributions from the Partnership.

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K

         During the quarter ended September 30, 1998 the Partnership filed a Report on Form 8-K on August 6, 1998 relating to the fixing of the record date for liquidating distributions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIME MOTOR INNS LIMITED PARTNERSHIP
                                  ------------------------------------
                                                      (REGISTRANT)
                                  By: Prime-American Realty Corp.
                                       General Partner

Date: November 10, 1998           By: /s/ S. Leonard Okin
                                      --------------------
                                  S. Leonard Okin
                                  Vice President