Form 10-K
PRIME MOTOR INNS LTD PARTNERSHIP
filed 1999-12-17
CIK 804219

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                        c/o PRIME-AMERICAN REALTY CORP.
                                 P.O. BOX 230
                              HAWTHORNE, NJ 07507
                        (Registrant's Mailing Address)

      Registrant's telephone number, including area code: (201) 791-6166

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                       Name of Exchange On Which Registered

UNITS OF LIMITED PARTNERSHIP INTEREST     OVER THE COUNTER BULLETIN BOARD
EVIDENCED BY DEPOSITORY RECEIPTS

       Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X .

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         On November 16, 1999 there were 4,000,000 of registrant's units of limited partnership interest outstanding, 2,450,819 of which are held by an affiliate and 1,549,181 of which are held by non-affiliates. The aggregate market value of such units held by non-affiliates on that date based on the reported closing price on the Over the Counter Bulletin Board on that date, was approximately $72,618. The Exhibit Index is located on pages 48 through 50.

                                    PART I

ITEM 1.  BUSINESS

         Prime Motor Inns Limited Partnership (the "Partnership") was formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act"). AMI Operating Partners, L.P. ("Operating Partners"), which until May 28, 1998 was a 99% owned subsidiary of the Partnership, was also formed in October, 1986 under the Delaware Act. The Partnership and Operating Partners are referred to collectively as the "Partnerships." Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds a 1% partnership interest in the Partnership and, until May 28, 1998, was the general partner of and held a 1% partnership interest in Operating Partners. Until May 28, 1998, the business of the Partnerships was to operate and maintain full-service hotels (the "Inns"), which were franchised as part of the "Holiday Inn" system. On May 28, 1998, Servico Acquisition Corp. ("SAC"), a wholly-owned subsidiary of Servico, Inc. ("Servico"), acquired the Partnership's 99% limited partnership interest in Operating Partners (the "Interest"), subject to the outstanding indebtedness and other obligations of Operating Partners, for $12,000,000 in cash. At the same time, Servico acquired the General Partner's 1% general partnership interest in Operating Partners. On May 28, 1998, the Partnership adopted a Plan of Dissolution and Liquidation (the "Plan of Liquidation") and began to wind up its affairs.

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

         In 1990, when Operating Partners and W&H took control of the Inns, they found that the physical condition of the Inns, and customer satisfaction, had deteriorated seriously. As a result of the physical condition of the Inns and the level of operations at the Inns, the depressed economy in the Northeast, the depressed state of the travel and hospitality industries, and the depressed state of the real estate market, in 1991 Operating Partners was required to write down the value of the Inns from more than $101 million to approximately $55 million. The carrying value of the Inns after that write-down was approximately $9 million less than the approximately $64 million outstanding balance of and accrued interest on the Mortgage Notes at December 31, 1991.

         The Board of the General Partner was of the opinion that occupancies and cash flows at the Inns during 1991 and 1990 were adversely affected by, among other things, international tensions in the Middle East and the economic recession that began in 1990, and the resulting slowdown in travel, and AMI Management's operation of the Inns, primarily in the period immediately prior to and during its bankruptcy.

         In 1991 the Partnership and Operating Partners asserted claims against Prime and AMI Management in the Prime Bankruptcy with respect to defaults under the Lease and Prime's guaranty of certain obligations under the Lease (the "Guaranty"), the operation and maintenance of the Inns prior to and following the commencement of the Prime Bankruptcy, and the rejection of the Lease and the Guaranty. Operating Partners entered into an agreement under which, among other things, Operating Partners assigned to the holders of the Mortgage Notes (the "Mortgage Lenders") its claims (including claims in connection with such disputes) against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the Inns). In July, 1992 the Florida Bankruptcy Court approved a settlement (the "Prime Settlement"), under which various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; Operating Partners did not make any payments to or for the benefit of any other party; and Prime, AMI Management and Operating Partners exchanged mutual releases.

         Subsequent to the approval of the Prime Settlement, Operating Partners and the Mortgage Lenders received a total of approximately $8,874,000 under the Prime Settlement. Of such proceeds, $8,827,000 was utilized to reduce the principal amount of the Mortgage Notes and $47,000 was used to fund capital improvements.

         To conserve cash in order to provide funds to maintain and improve the Inns and pay suppliers, Operating Partners suspended the monthly payments of the principal and interest on the Mortgage Notes beginning with the payments due on February 28, 1991, which constituted an event of default under, and resulted in acceleration and demand for payment of the entire outstanding balance of, the Mortgage Notes. After detailed and extended negotiations among Operating Partners and its advisors and representatives of the Mortgage Lenders and their advisors, the Mortgage Lenders agreed to restructure the Mortgage Notes as part of a "prepackaged" reorganization of Operating Partners and three of the Mortgage Lenders (the "Priming Lenders") agreed to provide post-petition financing (the "Priming Loan") of up to an aggregate of $14 million to finance the refurbishment and upgrading of the Inns and to fund operating deficiencies.

         On February 28, 1992, Operating Partners filed for reorganization under Chapter 11 of the Bankruptcy Code, and sought confirmation of the prepackaged plan of reorganization consented to by the Mortgage Lenders (the "Plan of Reorganization"). On May 28, 1992 the Plan of Reorganization was confirmed.

         To continue to operate the Inns as part of the "Holiday Inn" system, beginning in July, 1991, Operating Partners paid fees to acquire franchise agreements to replace those that had been held by AMI Management. Holiday Hospitality Corporation, formerly Holiday Inns, Inc. and its affiliates engaged in administering the "Holiday Inn" system (collectively, "HHC") issued a new ten-year franchise agreement for the Baltimore Inner Harbor Inn to December 2005, and extended to June 30, 1997 the term of the franchise agreements that previously expired prior to June 30, 1997.

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

         The Plan of Reorganization provided for the Priming Loan to Operating Partners, which was to be in the principal amount of up to $14,000,000, due December 31, 1999, to bear interest at the rate of 11% per annum, and to be secured by a security interest, lien and mortgage senior to all other liens on the property of Operating Partners. Of the Priming Loan, $11,500,000 (the "Tranche A Loan") was to be used to fund a capital improvement program, and to be subject to a prepayment penalty of 2%, and the $2,500,000 balance of the Priming Loan (the "Tranche B Loan") was a revolving credit facility to be used to fund operating cash requirements.

         All revenues in excess of budgeted or otherwise approved operating and administrative expenses, debt service, a reserve for capital replacements (the "FF&E Reserve," which amounted to 1 1/2% of gross revenues in 1993, 4% of gross revenues in 1994 and 5% of gross revenues in 1995 and thereafter), income taxes (if the Partnerships were taxable as corporations) and amounts necessary to enable Operating Partners to maintain a working capital reserve of $2 million, were required to be applied by Operating Partners to the repayment of the Tranche B Loan, then to be deposited into an escrow account held on behalf of the Lenders for payment of taxes and insurance, and then to be applied to pay the Tranche A Loan. In the event of a default under the Priming Loan, the agent for the Priming Lenders could, in addition to any other remedies, cure any defaults of Operating Partners and/or declare the entire outstanding balance of the Priming Loan to be due and payable. Default provisions under the Priming Loan included, among others, (a) default for five days in the payment of interest, (b) default for five days after notice in the payment of any other amounts due under the Priming Loan documents, and (c) acquisition by any person, without the consent of 75% in interest of the Priming Lenders, of 50% or more of the Units, or the sale, without the consent of 75% in interest of the Priming Lenders, of the Partnership's interest in Operating Partners or of 50% or more of the stock of the General Partner.

         The Plan of Reorganization also provided for the restatement of the loan agreement for the Mortgage Notes (as restated, the "Mortgage Loan"), under which $3,467,000 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bore interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest at the rate of 7% per annum in 1992 and 1993 and 8% in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bore interest at a rate of 10% per annum after 1994; and the maturity of the Mortgage Notes (including the Deferred Amount) was extended to December 31, 1999. In addition, the Mortgage Loan included a shared appreciation feature, pursuant to which, upon the sale of any Inn and/or upon the maturity (by acceleration, at the stated maturity date, or otherwise) of the Mortgage Loan, a portion of the appreciation, if any, in the value of such Inn (in the case of sale of an Inn) or all of the Inns (in the case of maturity of the Mortgage Loan) over the amount of the Mortgage Loan allocated thereto would be payable as additional interest on the Mortgage Loan. However, no amount was payable as shared appreciation until all obligations under the Priming Loan had been met. During the term of the Mortgage Loan, Operating Partners was permitted to retain $2 million of working capital. All operating revenues in excess of the amount necessary to maintain that working capital and to make the required payments described above was required to be applied to repayment of the Mortgage Notes after the Priming Loan had been paid. The Mortgage Notes could be repaid at any time without penalty.

         In addition, in consideration of the agreement of the Mortgage Lenders to the restructuring of the Mortgage Notes, Operating Partners and the Partnership deposited the deeds to the Inns and assignments of other assets of Operating Partners in escrow. Under the terms of the escrow agreement, those deeds and assignments were to be released from escrow to a designee of the Mortgage Lenders if certain defaults occurred and continued uncured for 90 days. Such defaults included, among others, (a) non-payment when due, of any principal, interest or other charges under the Priming or Mortgage Loans, (b) failure to pay rent on any ground leases, (c) failure to pay real and personal property taxes on the Inns, (d) failure to pay or provide for premiums for insurance required under the Priming or Mortgage Loans, or the mortgages securing them, and (e) failure to pay operating expenses for the Inns (subject to certain rights to contest amounts claimed to be due). In the escrow agreement, Operating Partners agreed not to interpose any defense or objection to, or bring any lawsuit opposing, the Mortgage Lenders' exercise of their rights under the escrow agreement, or, if Operating Partners filed another bankruptcy case, contesting the lifting of any stay to permit the Mortgage Lenders to exercise such rights.

         Following its reorganization, Operating Partners made the capital improvements, refurbishments and repairs necessary to render the condition of the Inns suitable and adequate for Operating Partners' business, to satisfy HHC quality standards, to correct deficiencies at the Inns, and to restore the competitive position of the Inns. Operating Partners also substantially upgraded the Baltimore Inner Harbor Inn. Improvements and refurbishments totaling $13,000,872 were completed in 1994, $11,500,000 of which was funded from the proceeds of the Tranche A Loan and $1,500,872 of which was funded from the FF&E Reserve. Subsequent to the completion of that capital improvement program, Operating Partners made additional improvements and refurbishments totaling in excess of $7,500,000, funded from the FF&E Reserve, in additional to ongoing maintenance and repairs.

         Historically, the Inns experienced cash flow deficiencies in the first quarter of each year, re-flecting reduced travel and high operating costs in the winter months. Operating Partners made borrowings under the Tranche B Loan during the first quarter of each of 1996, 1997 and 1998, and repaid such borrowings in the second and third quarters of the year. There were not been any unpaid balances under the Tranche B Loan at December 31, 1996, 1997 or 1998.

         The "Holiday Inn" franchises of ten Inns (one of which was sold in July, 1997) were to expire on June 30, 1997 and the "Holiday Inn" franchises of an additional two Inns were to expire on December 31, 1997. Before the renewal of an expiring franchise for any "Holiday Inn" property, the property is inspected by HHC and that inspection forms the basis for a Property Improvement Plan (a "PIP"), the completion of which is a condition to the renewal of the franchise for the property. Prior to December 31, 1995, HHC had inspected and prepared PIPs for ten of the Inns whose franchises were to expire in 1997. Although HHC had previously indicated that it might not renew the franchises for the remaining two Inns whose franchises were to expire in 1997 and, accordingly, had not prepared PIPs for those Inns, during the second quarter of 1996, HHC inspected and prepared PIPs for those Inns. Based on the PIPs, for the 12 Inns and on analyses of W&H, Operating Partners estimated the cost of the capital expenditures required by those PIPs to be approximately $13,000,000, although Operating Partners believed that the scope of work and related costs would be subject to negotiation. In addition, the franchise renewal fees for those Inns would have been approximately $884,000 ($500 per room). Operating Partners engaged W&H to evaluate, for each Inn, the relative benefits and costs of renewing the "Holiday Inn" franchise for the Inn, operating the Inn under other franchises that may be available, and operating the Inn without a franchise affiliation. Based on W&H's evaluation, Operating Partners, determined that the Inns should remain franchised as "Holiday Inns". On that basis, Operating Partners reached an agreement with HHC as to the terms and conditions of the franchise renewals. At the same time, the General Partner and Operating Partners continued to evaluate the improvements and expenditures included in each of the PIPs, in order to identify those items that Operating Partners believed would enhance the Inn's ability to continue to compete in its market and would add value to the Inn, and those improvements or expenditures that Operating Partners believed to be less necessary or which would add little value. The General Partner also continued negotiations with HHC as to the scope of work included in each PIP and the length of time within which such improvements would be completed. Generally, in connection with the renewal of the franchise for an Inn, Operating Partners would have one year, which the General Partner thought might be negotiable, from the expiration date of the old franchise to complete the capital improvements included in the PIP.

         Beginning in August, 1995, the General Partner began efforts to arrange financing for the costs of renewal of those "Holiday Inn" franchises, including seeking the consent of the holders of the Priming and Mortgage Loans to utilize FF&E Reserves to fund the PIPs and seeking to refinance the Priming and Mortgage Loans on terms that would provide (or enable Operating Partners to generate internally) additional financing for franchise renewals. During 1996 the General Partner continued its efforts to arrange financing for the franchise renewals and/or refinancing of the Priming and Mortgage Loans. At the same time, the General Partner continued its negotiations with HHC as to the scope and timing of work required for the PIPs, and entered into negotiations with contractors to minimize the costs of capital improvements.

         Effective January 4, 1997, the initial term of the W&H Management Agreement was extended for four years, through 2000. However, in order to facilitate financing of the PIPs, a provision was added to the W&H Management Agreement which grants to either the Partnership or W&H the right to terminate the agreement, without penalty, at any time without cause, upon at least 90 days prior written notification to the other party. However, under the Priming and Mortgage Loans, approval by the Mortgage Lenders and Priming Lenders (collectively the "Lenders") was required for the Partnership to elect to terminate the W&H Management Agreement.

         In 1996, the General Partner determined to sell the Glen Burnie South and Baltimore Moravia Road Inns and in early 1997 entered into a contract for sale of the Glen Burnie South Inn (which sale was completed on July 29, 1997). In early 1997, the General Partner determined also to sell the Baltimore Pikesville, Baltimore Belmont, Frederick MD, Lancaster Rt. 501, York Market Street and Hazleton Inns, and subsequently entered into a contract for sale of the Baltimore Pikesville Inn (which sale was completed on May 1, 1998). Those Inns were either operating at a loss or would not produce a return to the Partnership sufficient to justify the costs of renewal fees and PIPs. However, the net proceeds from the sale of the Glen Burnie South and Baltimore Pikesville Inns were, and the proceeds from the sale of the other Inns were required to be, applied to pay the 2% prepayment penalty on, and to reduce the outstanding principal balance of, the Priming Loan and, after repayment of the Priming Loan, to reduce the outstanding principal balance of, and to pay the shared appreciation, if any, under the Mortgage Notes. None of such proceeds were available to finance the PIPs or franchise renewal fees (and the holders of the Priming Loan and Mortgage Notes declined to permit the use of such proceeds for such purpose or for the acquisition of other properties).

         Beginning in December, 1996, and continuing through the early Spring of 1997, the General Partner received correspondence from Dilworth, Paxson, Kalish & Kaufman LLP (now Dilworth Paxson LLP) ("DP"), a law firm purporting to represent five Unitholders. In that correspondence, DP broadly charged the General Partner with breaches of fiduciary duty and gross negligence by reason of the alleged failure of the General Partner to oversee W&H, as manager of the Inns, and to make adequate provision for the PIPs. DP also requested that the management agreement with W&H be terminated or renewed only on a short term basis. The letters threatened filing of a derivative action on behalf of the Partnership in the event these matters were not resolved to the satisfaction of the five Unitholders and also requested a meeting with the General Partner to discuss these and other matters relating to the Partnership.

         In subsequent correspondence, DP stated that its clients were considering making a tender offer for the Units and requested that additional information be provided to such clients. The General Partner declined to provide any non-public information in the context of a tender offer, but did offer to meet with the clients to discuss the operations and condition of the Partnerships. In May, 1997, the General Partner met with Jerome Sanzo and members of DP. Mr. Sanzo stated that he did not have any interest in suing the General Partner and was not then considering a tender offer, but did want the General Partner to support a transaction in which one or more persons (including persons who were not then Unitholders) would contribute capital and/or properties to the Partnership in exchange for an equity interest in the Partnerships. Mr. Sanzo expressed the view that, with the additional resources and some restructuring of its operations, the Partnership could become a growing active real estate business. The General Partner stated that, while it could not commit to support any proposed transaction without knowing the terms of the transaction (particularly since the transaction summarized by Mr. Sanzo appeared to involve dilution of the interest of the non-contributing Unitholders), it would not impede presentation to the Unitholders of any proposal that Mr. Sanzo and his associates chose to make.

         In June, 1997, the General Partner requested that HHC extend the franchise agreements expiring on June 30, 1997, to enable the General Partner and Operating Partners to continue to seek financing for the PIPs and the franchise renewal fees. In consideration of a $125,000 payment by Operating Partners of franchise renewal fees, HHC agreed to extend the franchise agreements for the ten Inns to July 31, 1997 (which was extended from time to time thereafter). In June and July, 1997, HHC prepared revised PIPs for the Inns based on HHC's current standards.

         The renewal of the "Holiday Inn" franchises (or any change in the franchise affiliation of the Inns), capital expenditures for improvements required by the PIPs, and any financing for PIPs and franchise renewal fees required the consent of the Lenders. Operating Partners submitted the franchise renewal agreements to the Lenders for their review, but the Lenders were unwilling to take action in the absence of firm indications of the source and availability of financing. The Lenders did consent, however, to Operating Partners making a $125,000 prepayment to HHC of franchise renewal fees in consideration of HHC's extension of ten expiring franchises to enable the General Partner and Operating Partners to continue to seek financing for the PIPs and franchise renewal fees.

         Through June, 1997, the General Partner had not received any acceptable financing proposals. The holders of the Priming and Mortgage Loans had indicated that they were not interested in providing any of the required financing (and subsequently indicated that they would not permit the FF&E Reserves to be utilized to finance the PIPs), and were not agreeable to the refinancing proposals by the General Partner that called for a discount on the Priming and Mortgage Loans. The General Partner approached a number of investment banks and financial institutions recognized for arranging or providing real estate financing (including through securitization of loan portfolios). A number of those institutions were not interested in considering a financing transaction. While some of those institutions were willing to propose financing transactions, in each case the amount of financing that the institution was prepared to consider arranging or providing was significantly below the outstanding balance of the Priming and Mortgage Loans and did not provide any financing for the PIPs. In addition, most of the proposals received were contingent upon the Priming and Mortgage Loans being purchased or refinanced at a discount and required that the new lenders receive a substantial equity interest in the Partnership or Operating Partners. The General Partner believed that such proposals were disadvantageous to the Unitholders. The General Partner also received a number of proposals to assist or advise the Partnership in proposals for the sale of interests in, or assets or operations of, Operating Partners and/or to restructure Operating Partners and the Partnership. However, none of those proposals provided any evidence of the terms or sources of any financing or any indication of interest by any party in proceeding with (much less a commitment of any party to complete) a transaction.

         On June 20, 1997, the General Partner received a communication from DP stating it had been authorized by Unitholders holding 25% of the Units to request a Special Meeting to remove Prime-American Realty Corp ("PARC") as General Partner and to elect a new General Partner. The General Partner and DP first planned to hold the Special Meeting on August 19, 1997 and then rescheduled the Meeting for November 5, 1997. The Notice of Meeting for the November 5 Special Meeting, mailed in September, 1997, called for the removal of PARC, as General Partner and the election of Davenport Management Corp. ("DMC"), a corporation owned and controlled by Jerome Sanzo, as the substitute General Partner. On October 29, 1997, at the request of DMC, the November 5, Special Meeting was postponed to a date to be determined in the future.

         In August, 1997, HHC advised the General Partner that it did not desire to renew the franchises, that were to expire in 1997, for five Inns (all of which were Inns that the General Partner had theretofore determined to sell). HHC also indicated its unwillingness to extend the expiration of the franchises if the General Partner and Operating Partners could not provide realistic plans for financing the PIPs and the franchise renewal fees. HHC extended the time within which the General Partner and Operating Partners were required to present such plans, first to September 19, then to September 30, October 15, and November 14, 1997. Operating Partners submitted a plan for the completion of the PIPs (including the improvements to be made and the schedule therefor) for five Inns whose franchises were to expire in 1997 and the sale of seven of Inns (including six whose Holiday Inn franchises were to expire in 1997 and one whose franchise was to expire on December 31, 2001). The cost of the PIPs for the five Inns that were to be retained whose franchises were to expire in 1997 was estimated to be approximately $7,500,000 and the fees for the renewal of the "Holiday Inn" franchises for those Inns would have been approximately $438,500 ($500 per room).

         In response to HHC's reluctance to provide further extensions of expiring "Holiday Inns" franchises without a firm financing plan, commencing in August, 1997 the General Partner accelerated its efforts to arrange financing for the PIPs and the franchise renewal fees or to enter into another transaction (including the sale of Inns) to preserve and protect the interests of the Unitholders. Among other things, the General Partner solicited proposals from each party that had approached the General Partner with proposals to provide financing to, or acquire interests in, the Partnership, or to acquire assets or operations of AMI. On September 26, 1997 Servico made, and on September 29, 1997 publicly announced, an offer to acquire the Interest. No other complete offers or proposals were submitted (nor was there any proposal that contemplated a price, or return to the Unitholders, as high as that provided by the Servico offer).

         The General Partner believed that the physical condition and attractiveness of the Inns had been enhanced by the capital improvement program and the continuing capital improvements and refurbishments and that the increased attractiveness of the Inns and increased marketing and sales promotions had improved the market position and competitiveness of the Inns. However, approximately one third of the Inns were "highway oriented" properties (which, in general, had lagged behind in demand, compared to midscale and urban, suburban and airport location properties). Highway oriented properties, because they have exterior corridors and are older properties, have a dated appearance. As a result, the General Partner determined that it was unlikely that financing would be available on acceptable terms to take the actions necessary to preserve the Unitholders' interest in the Inns. After extensive analysis of the alternatives and of the Servico offer, the General Partner began negotiations with Servico.

         The General Partner and counsel to the Partnership engaged in extensive and detailed negotiations with Servico and its counsel with respect to the terms and conditions of the transaction and the acquisition agreement embodying that transaction. Following the conclusion of such negotiations, the General Partner approved the terms and conditions of, and executed and delivered, an acquisition agreement dated as of November 7, 1997 (the "Original Acquisition Agreement") pursuant to which SAC would purchase the Interest, subject to Operating Partners' outstanding obligations, for $8 million in cash (the "Purchase Price") and Servico would make certain undertakings and indemnifications. Thereafter, at the request of Servico and the General Partner, HHC extended the franchises that were expiring in 1997 to December 26, 1997 (which was extended from time to time, ultimately to June 10, 1998) in order to allow time for the Unitholders to consider the sale of the Interest to SAC.

         The General Partner retained Furman Selz ("Furman Selz") to render an opinion (the "Fairness Opinion") to the Board of Directors as to the fairness, from a financial point of view, of the Purchase Price to the Unitholders. Furman Selz delivered its written opinion to the Board of Directors of the General Partner to the effect that, as of November 7, 1997, the date of the execution and delivery of the Original Acquisition Agreement, the Purchase Price and the terms and conditions of the Original Acquisition Agreement were fair, from a financial point of view, to the Unitholders.

         In connection with rendering its opinion, Furman Selz among other things: (i) reviewed the Original Acquisition Agreement; (ii) reviewed the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and its Quarterly Reports on Form 10-Q setting forth its financial results for the periods ended March 31, 1997, June 30, 1997, and September 30, 1997; (iii) reviewed certain operating and financial information, including projections, provided to Furman Selz by the General Partner relating to the Partnership's business and prospects; (iv) reviewed the financial terms of the Priming and Mortgage Loans; (v) met with certain members of the General Partner's senior management to discuss the operations, historical financial statements and future prospects of Operating Partners and the Inns; (vi) spoke with certain employees of W&H familiar with the operations and prospects of the Inns; (vii) reviewed the historical prices and trading volumes of the Units; (viii) reviewed publicly available financial data and stock market valuations of companies that it deemed generally comparable to the Partnership; (ix) reviewed the terms of recent acquisitions of companies that it deemed generally comparable to the Partnership; and (x) conducted other such studies, analyses, inquiries, and investigations as it deemed appropriate.

         In November, 1997 DMC requested that the theretofore-postponed Special Meeting be called, and DMC and the General Partner agreed on January 29, 1998 as the meeting date. In late December, 1997, DMC distributed a proxy statement in which it solicited proxies for, among other things, the removal of PARC as General Partner and the election of DMC as the replacement General Partner. DMC's proxy statement also proposed a "Plan of Action," including,
(i) the renegotiation or refinancing of the Priming and Mortgage Loans, (ii) the renegotiation of the "Holiday Inn" franchises and (iii) the sale of underperforming Inns and the acquisition of additional properties. The General Partner believed that some elements of the DMC "Plan of Action" were already in place and other elements were neither practicable nor realistic. DMC's proxy statement disclosed that Martin W. Field ("Field") supported and provided financing for, and was a participant in, the DMC proxy solicitation.

         Shortly before the January 29, 1998 Meeting, the principal lender under the Priming and Mortgage Loans advised the General Partner that removal and replacement of the general partner of the Partnership or Operating Partners without the consent of the lenders under the Priming and Mortgage Loans would constitute an event of default and that "while [the principal lender has] not made a final determination, based upon the information regarding the identity and background of the proposed substitute general partner received to date, we would not at this time grant such consent." By letter dated January 28, 1998, counsel to the Partnership advised DP that it believed that the Special Meeting should not be held until DMC's proxy statement had been supplemented to disclose the position of such lender or otherwise to remove the threat to the Unitholders. DP advised counsel to the Partnership that, the Meeting having been called and the Meeting being imminent, there was no way to advise Unitholders of a change of schedule prior to the meeting time and no mechanism for rescheduling the Meeting except by convening the Meeting and adjourning the Meeting to a later date. DP proposed that the Meeting be convened, that Jerome Sanzo, the President of DMC, make a brief statement, and that the Meeting then be adjourned.

         At the meeting on January 29, it was reported that the holders of approximately 71% of the Units had submitted proxies to DMC to remove PARC as General Partner and that the holders of approximately 63% of the Units had submitted proxies to admit DMC as the replacement General Partner. Since removal of PARC as General Partner required the consent of the holders of more than 80% of the Units and the election of DMC as the replacement General Partner was conditioned on, among other things, the removal of PARC, the DMC proposals would not have been adopted at that time. Following a statement on behalf of the Partnership, a statement by Mr. Sanzo and discussion by those Unitholders present, the Meeting was adjourned without action to February 24, 1998. Following the adjournment of the Meeting, DMC supplemented its proxy statement and continued its solicitation of proxies. At the February 24 Meeting, the vote was substantially unchanged and the meeting was again adjourned to a date to be determined.

         On February 12, 1998 HHC advised the General Partner that, as a result of Operating Partners' failure timely to accept the license agreements offered by HHC in July 1997 to renew Operating Partners' "Holiday Inn" franchises that were to expire in 1997, HHC had withdrawn the offer. On February 23, 1998, HHC advised the General Partner that it would not extend such franchises when they expired on March 2, 1998. HHC subsequently advised the Partnership that it would extend the "Holiday Inn" franchises for such Inns for 60 days if an application by a "viable" applicant for franchises for the six Inns that HHC was willing to keep in the "Holiday Inn" system were submitted, and application fees in the amount of $517,000 were paid, by March 10, 1998. Because of Operating Partners' inability to arrange financing, HHC did not consider Operating Partners a "viable" applicant. Servico filed an application, and AMI paid the application fees (with the right to have the fee transferred to any other viable applicant in the event that a transaction more favorable to the Unitholders were subsequently proposed), prior to March 10, 1998. In order to permit the Proposal to be considered and voted on at the Special Meeting, HHC further extended the "Holiday Inn" franchises for the Inns to June 10, 1998.

         Beginning in late February, 1998, Servico made open market and privately negotiated purchases of Units and, as of the Record Date (referred to below), owned and had the right to vote in excess of 2,000,000 Units. Servico, SAC and Operating Partners then entered into an amendment dated as of March 12, 1998 to the Original Acquisition Agreement (as so amended, the "Acquisition Agreement") to, among other things, increase the Purchase Price from $8,000,000 to $12,000,000. In early April 1998, Servico purchased 441,500 Units held by Field and certain related or associated persons. In connection with those transactions, the Partnership agreed to pay Field or his designee a fee of $500,000 (the "Field Payment") and all parties agreed to exchange mutual releases. The Partnership understood that Field paid, or would pay or reimburse, various fees, costs, expenses and expenditures in connection with the DMC proxy solicitation.

         On May 5, 1998, the General Partner gave notice of a Special Meeting of Limited Partners of the Partnership to be held on May 28, 1998 to consider and vote on (a) the sale of the Interest to SAC pursuant to the Acquisition Agreement (the "Sale") and (b) the dissolution and liquidation of the Partnership following the Sale, pursuant to the Plan of Liquidation (together, the "Proposal"). Accompanying the notice of the Special Meeting was a Proxy Statement dated May 5, 1998, which described the matters to be considered at the Special Meeting. Persons who, at the close of business on March 16, 1998 (the "Record Date"), were the beneficial owners of Units were entitled to notice of, and to vote on the Proposal. The making of the Field Payment was not required to be, and was not, submitted to a vote at the Special Meeting, but the Proxy Statement disclosed that if the Proposal was approved the Field Payment would be made from the Purchase Price.

         At the Special Meeting, there were 2,183,851 votes in favor, and 8,330 votes against, the Proposal and 4,310 votes abstaining (which was equivalent to a vote against). On May 28, 1998, immediately following the Special Meeting, the Partnership sold the Interest to SAC and adopted the Plan of Liquidation. Simultaneously, the General Partner sold its 1% general partnership interest in Operating Partners to Servico. In connection with the sale of the General Partner's interest in Operating Partners, the General Partner and its parent, Prime, waived any right they might have to receive any distribution from the Partnership of the proceeds of the sale of the Interest. Upon the consummation of the Sale and the adoption of the Plan of Liquidation, the Partnership dissolved and began to wind up its affairs

         Because Servico then owned 2,450,819 Units and would have been entitled to liquidating distributions from the Partnership, Servico and the Partnership agreed that Servico would transfer to the Partnership $5,700,000 in cash of the $12,000,000 Purchase Price (with the result that Servico in effect retained a liquidating distribution of $2.57 per Unit owned by Servico) and that Servico would pay to the Partnership any amount necessary to make distributions to all holders of Units proportionate. In addition, Servico would be entitled to share proportionately in any distributions in excess of $2.60 per Unit to Unitholders other than Servico.

         On August 6, 1998, the General Partner fixed the record date for liquidating distributions by the Partnership. Only persons (other than Servico, which, having already effectively received its liquidating distribution, will not receive any liquidating distribution unless and until the distributions to other holders of Units exceeds $2.60 per Unit) who, at the close of business on August 7, 1998, were the holders of record of Units (the "Record Holders") would be entitled to liquidating distributions. Although transfers of Units after August 7, 1998 were not prohibited and were recognized on the books of the Transfer Agent, only Record Holders would receive liquidating distributions. As a result, transferees of Units after August 7, 1998 would not receive any distributions from the Partnership. On August 14, 1998, the Partnership made an initial liquidating distribution of $2.00 per Unit.

         Subsequent to the Partnership's sale of the Interest and receipt of the Purchase Price, different creditors of Martin W. Field filed law suits in New York and New Jersey, and served court papers in Ohio and Florida, seeking to direct the Partnership to pay the Field Payment to them (to the exclusion of Mr. Field and other creditors). Although the Partnership is merely a stakeholder, it is subject to potentially conflicting directions by different courts. Both the New Jersey court and the New York court issued orders prohibiting the transfer by the Partnership of the funds representing the Field Payment. The Partnership has had to appear in those proceedings (and to expend Partnership funds in connection with those appearances) in order to assure that the interests of, and assets distributable to, the Record Holders were protected. In addition, the New Jersey and New York court orders prohibiting the Partnership's transfer of the funds representing the Field Payment effectively prevents the liquidation of the Partnership before resolution of the dispute by Mr. Field's creditors or an agreement of those creditors to an escrow of the funds representing the Field Payment.

         The Partnership had expected to file its final tax return and pay all entity level taxes payable by the Partnership, pay all remaining expenses of the Partnership, prepare and distribute final reports to the holders of Units, make the final liquidating distribution to the Record Holders, terminate the registration of the Partnership under the Securities Exchange Act of 1934 and cancel the Partnership's Certificate of Limited Partnership under the Delaware Act before the end of 1998. However, the Partnership was unable to complete the preparation of its Federal income tax returns in 1998 because the Internal Revenue Service had not completed or distributed before year end new form required to be filed by "large partnerships," such as the Partnership.

         On December 18, 1998, the Partnership deposited in escrow the estimated amount of entity level taxes payable by the Partnership and a reserve for legal and accounting expenses to complete the liquidation of the Partnership and a reserve for contingencies and unforeseen expenses. At that time, the Partnership distributed to the Record Holders an additional liquidating distribution of $0.55 per Unit, with the balance, if any, of the liquidating distributions to be made to the Record Holders when the Partnership completed winding up its affairs and canceling its existence.

         Until May 28, 1998, the operation of the Inns was supervised from W&H's regional office at 301 West Lombard Street, Baltimore, Maryland 21201 and certain administrative functions were performed for the Partnership by W&H from its principal offices at 4243 Hunt Road, Cincinnati, Ohio 45242. Subsequent to that time, administrative functions were performed for the Partnership by the General Partner.

         In the transition of management and administrative responsibilities, compounded by a misunderstanding by the effect on the reporting obligations of the Partnership following the Sale and the dissolution of the Partnership, no provision was made for the timely audit of the books and records of the Partnerships. As a result, the Partnership has been late in filing the annual report for the year ended December 31, 1998 and the quarterly reports for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999.

         The Transfer Agent for the Partnership is First Chicago Trust Company of New York. Their address is P.O. Box 2536, Jersey City, New Jersey 07303-2536.

ITEM 2.  PROPERTIES

         At January 1, 1998, the properties of the Partnerships consisted of 15 Inns, each of which had been purchased by Operating Partners from subsidiaries of Prime in December , 1986, as described under Item 1, "Business." The Inns, each of which was franchised as a "Holiday Inn," were located in Maryland, Pennsylvania and Connecticut. The franchises with HHC expired, or were to have expired, on various dates as summarized in the following table.

         Each of the Inns was located near an interstate highway or major traffic artery, or in a city's business district, providing both visibility and accessibility to travelers. All of the Inns contained a full service restaurant and lounge, which offered food and beverages throughout the day, and meeting rooms with sound equipment and banquet facilities. Each of the Inns had on-site parking and a swimming pool.

         Operating Partners sold the Baltimore Pikesville Inn on May 1, 1998 for a gross sale price of $2,400,000. From that price, Operating Partners paid customary expenses of sale (including survey costs, legal fees, transfer taxes and brokerage commissions), the fee payable to W&H under the W&H Management Agreement, expenses of asbestos remediation and clean-up, and expenses of the removal of the "Holiday Inn" signs. The balance was applied to pay the 2% prepayment penalty on, and to reduce the outstanding principal balance of, the Priming Loan. No amount of the sale proceeds was available for distribution to the holders of Units.

         The following table presents certain information concerning the Inns:


                                                  NUMBER         FRANCHISE              STATUS OF OWNERSHIP
LOCATION                        YEAR OPENED      OF ROOMS     EXPIRATION DATE          BY OPERATING PARTNERS

MARYLAND

Baltimore Inner Harbor               1964            375         Dec. 31, 2005     Land and building lease
Baltimore Washington                 1973(1)         259       June 30, 1997(2)    Land and building lease
   International Airport
Frederick                            1963(3)         157       June 30, 1997(2)    Fee
Baltimore-Cromwell                   1972            139       Dec. 31, 1997(2)    Fee
   Bridge Rd.
Baltimore-Moravia Road(4)            1974            139       Dec. 31, 1997(2)    Fee
Baltimore-Belmont Blvd.              1973            135         Dec. 31, 2001     Fee
Baltimore-Glen Burnie No.            1973            128         Dec. 31, 1999     Land Lease

PENNSYLVANIA
Lancaster-Route 30                   1971            189       June 30, 1997(2)    Land Lease and Fee
Lancaster-Route 501(4)               1964            160       June 30, 1997(2)    Land Lease
York-Market Street(4)                1964            120       June 30, 1997(2)    Land Lease
York-Arsenal Road                    1970            100         Dec. 31, 1998     Fee
Hazleton(4)                          1969            107       June 30, 1997(2)    Fee

CONNECTICUT
New Haven                            1965            160       June 30, 1997(2)    Fee
East Hartford                        1974            130       June 30, 1997(2)    Land and building lease

SUB-TOTAL                                          2,298

Baltimore-Glen Burnie So.            1965            100         June 30, 1997     Sold July 29, 1997

Baltimore-Pikesville                 1963            108         June 30, 1997     Sold May 1, 1998
TOTAL                                              2,506

(1)     96 room addition completed in 1985
(2)     Franchise extended to May 9, 1998
(3)     63 room addition completed in 1985
(4)     Listed for sale

         The terms of the leases (including options exercised) expired at various dates ranging from 2000 through 2024. Some of the leases contained purchase options to acquire title, with options to extend the leases for terms varying from ten to forty years. Five of the leases were subject to rental adjustments based upon inflation indexes. The leases generally required Operating Partners to pay the cost of repairs, insurance, and real estate taxes.

         Each of the properties was subject to mortgage liens securing the Priming Loan and the Mortgage Loan. Each Mortgage Note was cross-collateralized and secured by all of the Inns. In addition, the land and building under lease in the Baltimore Washington International Airport Inn was subject to an additional mortgage held by the ground lessor.

         On May 28, 1998, the Partnership sold the Interest, subject to the outstanding indebtedness and other obligations of Operating Partners, to SAC for $12,000,000 ($5,700,000 of which was paid in cash and $6,300,000 of which, subject to adjustment, was credited to the account of Servico, as a holder of Units). Since May 28, 1998, the only assets of the Partnership have been the undistributed proceeds of the sale of the Interest.

ITEM 3.  LEGAL PROCEEDINGS

         Creditors of Martin W. Field filed law suits in New York and New Jersey, and served court papers in Ohio and Florida, seeking to direct the Partnership to pay the Fields Payment to them. Although the Partnership is merely a stakeholder, it is subject to potentially conflicting directions by different courts. The Partnership has appeared in those proceedings in order to assure that the interests of, and assets distributable to, the Record Holders were protected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

         On May 28, 1998, at the Special Meeting, the holders of Units approved the Proposal by a vote of 2,183,851 to 12,640 (consisting of 8,330 votes against and 4,310 abstensions), as described in Item 1, "Business," above.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

         (a) The Units were traded on the New York Stock Exchange (the "NYSE") from the initial public offering through June 19, 1997. Effective before the opening of the market on June 20, 1997, the Units were delisted by the NYSE because the aggregate market value of the Units, the three-year average net income of the Partnership and the net tangible assets of the Partnership available to the Units fell below the NYSE's continued listing criteria. From June 20, 1997 through July 8, 1997, the Units were traded by brokers who made a market in the Units and since July 9, 1997, the Units have been traded on the Over the Counter Bulletin Board (the "OTCBB") under the ticker symbol "PMPI". Set forth below for each quarter since January 1, 1996 are the high and low reported sale price per Unit on the NYSE (as reported in the Wall Street Journal) through June 19, 1997, the high and low reported price quoted by brokers (as reported by National Quotation Bureau, Inc.) from June 20, 1997 through July 8, 1997, and the reported high ask and low bid price quoted on the OTCBB (as reported by IDD Informational Services, Tradeline) since July 9, 1997.

                                                High                  Low

1996:

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
Third Quarter (from July 9)                     2-1/2                 3/8
Fourth Quarter                                  2-15/16               1-3/4

1998:

First Quarter                                   3-1/2                 1-15/16
Second Quarter                                  2-15/16               1-1/2
Third Quarter                                   2-7/16                3/16
Fourth Quarter                                  1/2                   1/16

         (b) On October 31, 1999, there were 1,326 holders of record of the Partnership's Units.

         (c) Prior to August 14, 1998, no dividends had been declared or distributed since 1990. Prior to the sale of the Interest on May 28, 1998, the Partnership's cash flow, which was dependent on revenues from operations of the Inns, had been insufficient to maintain quarterly distributions. In addition, under the Priming Loan Agreement and the Mortgage Loan Agreement, the Partnership was prohibited from making any distributions to holders of Units until the Priming Loan was repaid, Mortgage Note payments were maintained and proper reserves had been funded as required. On August 14, 1998 the Partnership made a partial liquidating distribution to Record Holders of $2.00 per Unit and on December 18, 1998 the Partnership made an additional liquidating distribution to Record Holders of $0.55 per Unit. The balance, if any, of the liquidating distributions to Record Holders will be made when the Partnership has completed winding up its affairs and canceling its existence.

ITEM 6.  SELECTED FINANCIAL DATA

                                 1998(a)            1997 (b)          1996 (b)         1995 (b)           1994 (b)

Operating Data:

Total revenues (c)              $19,256             $ 50,352         $ 49,584           $ 47,469          $ 44,173
Net income (loss)                31,585               (3,330)          (2,188)            (2,280)           (4,673)
Net income (loss)
  Allocated to limited
   Partners                       30,493              (3,297)          (2,166)            (2,257)           (4,626)
Net income (loss)
  Allocated to limited
  Partners per Unit             $   7.62            $  (0.82)        $  (0.54)          $  (0.56)         $  (1.16)

Balance Sheet Data:
Total assets                    $  1,739            $ 51,707         $ 53,972           $ 57,001          $ 60,673
Long-term debt, net
 of current maturities          $    --               63,544           65,691             65,645            66,627
Partners' equity                $    134            $(21,251)        $(17,921)          $(15,733)         $(13,453)
   (deficit)

(a) Operating Data and Balance Sheet Data for the year ended December 31, 1998 reflect operations of the Inns through May 28, 1998 (including Operating Partners' sale of the Baltimore Pikesville Inn on May 1, 1998) and the interim investment of the undistributed proceeds of the sale of the Interest subsequent to May 28, 1998.

(b) W&H accounts for all properties under its management on a 52/53 week year (1994, 1995 and 1997 were 52 week years and 1996 was a 53 week year) that is closed for bookkeeping purposes on the Friday nearest to December 31 of any given year. As a result, the fiscal year of Operating Partners for 1997 ended January 2, 1998; for 1996 ended January 3, 1997; for 1995 ended December 29, 1995; and for 1994, December 30, 1994.

(c) Includes $310,000, $362,000, $361,000, $374,000 and $341,000 for the years ended December 31, 1998 1997, 1996, 1995 and 1994, respectively, of other income (principally interest income). In addition, it includes $1,025,000 for the year ended December 31, 1995 of non-recurring revenue from the settlement of claims by the Partnerships against Prime and AMI Management in the Prime bankruptcy.

         The Inns' room statistics are as follows:

                  1998(a)                 1997                 1996                 1995                 1994
                        Average               Average              Average              Average              Average
            Occupancy    Daily    Occupancy    Daily    Occupancy  Daily     Occupancy   Daily    Occupancy   Daily
            Percentage Room Rate  Percentage Room Rate  Percentage Room Rate Percentage Room Rate Percentage Room Rate
1st Quarter   51.1%     $71.08      48.9%     $66.94      45.3%     $63.76    $59.84     47.8%     $56.33     48.0%
2nd Quarter   68.9%     $77.98      70.0%     $73.95      68.7%     $69.50    $64.74     69.4%     $61.79     69.4%
3rd Quarter     -          -        72.8%     $75.01      72.4%     $71.44    $67.06     72.2%     $61.10     72.7%
4th Quarter     -          -        55.6%     $72.64      57.2%     $67.54    $62.51     56.8%     $58.72     57.5%
Full Year      NA         NA        61.8%     $72.56      60.8%     $68.53    $63.95     61.6%     $59.82     61.9%


(a) Reflects operations of the Inns through May 28, 1998 (including Operating Partners' sale of the Baltimore Pikesville Inn on May 1, 1998).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         Operating Partners sold the Glen Burnie South Inn in July, 1997, sold the Baltimore Pikesville Inn in May 1998, had listed for sale the Baltimore-Moravia Road, Lancaster-Rt. 501, York-Market Street and Hazleton Inns, and had intended to sell (but, at the request of Servico, had taken off the market) the Baltimore-Belmont and Frederick Inns. These Inns are "highway oriented" properties that, having exterior corridors and being older properties, have a dated appearance and were either losing money or, in the opinion of the General Partner, would not produce a sufficient return to justify the costs to complete the PIPs and the franchise fees for renewal of their "Holiday Inn" franchises. The proceeds of the sale of the Glen Burnie South and Baltimore Pikesville Inns were, and the net sale proceeds of these Inns would have been applied to reduce the outstanding principal balance of the Priming and Mortgage Loan, as required by the Priming and Mortgage Loan Agreements.

         So long as the Partnership owned the Interest, the Partnership's investment in the Inns continued to be subject to the risks generally incident to the ownership of real estate, including those relating to the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, adverse changes in local market conditions, construction of new hotels and/or the franchising by HHC of competitor hotels, changes in interest rates, the availability of financing for operating or capital needs, the availability of suitable franchise affiliations, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, acts of God, condemnation and other factors beyond the control of the General Partner, the Partnership, Operating Partners and W&H.

         Until the end of September, 1997, it had been the intention of Operating Partners to continue to operate the Inns as going concerns. In late September, the General Partner entered into negotiations with Servico for the sale of the Interest and, on November 7, 1997, following efforts to arrange financing for the PIPs for the Inns or to otherwise protect the interests of the holders of Units, the Partnership signed a definitive agreement (amended on March 12, 1998) with Servico and SAC to sell the Interest to SAC. The Acquisition Agreement was approved by the Unitholders at the Special Meeting and, on May 28, 1998, pursuant to the Acquisition Agreement, SAC paid $12 million to the Partnership ($5,700,000 of which was paid in cash and $6,300,000 of which, subject to adjustment, was credited to the account of Servico, as a holder of Units) and acquired the Interest subject to the outstanding indebtedness and other obligations of Operating Partners. On May 28, 1998 Servico acquired the 1% general partnership interest of the General Partner in Operating Partners. The General Partner and Prime waived all rights that they might have had to receive any distributions by the Partnership of the proceeds of the sale of the Interest ("Proceeds").

RESULTS OF OPERATIONS

         Prior to May 29, 1998, the Partnership derived its income from its Interest in Operating Partners, whose income was derived from the operations of the Inns. Operating Partners received all lodging and other revenues derived from, and was responsible for the payment of all expenses directly attributable to, the operation of the Inns. Set forth below is information as to lodging and food and beverage revenues and expenses generated from the operations of the Inns (in thousands). : Operating revenues and direct operating expenses of the Inns for 1997 reflect operations of fifteen Inns for twelve months and operations of the Baltimore Glen Burnie South Inn for seven months (prior to its sale on July 29, 1997), and for 1998 reflect operations of fourteen Inns for five months (through the sale of the Interest on May 28, 1998) and operations of the Baltimore Pikesville Inn for four months (prior to its sale on May 1, 1998).

                                       1998          1997           1996

Operating revenues:
  Lodging                           $  15,266    $  40,852      $  39,488
  Food & beverage                       3,680        9,138          9,735
  Totals                               18,946       49,990         49,223

Direct operating expenses:

  Lodging                               3,672        9,622          9,462
  Food & beverage                       3,103        7,827          8,112
  Marketing                             1,406        3,521          3,500
  Utilities                             1,046        2,896          3,053
  Repairs & maintenance                 1,300        3,600          3,680
  Rent                                    560        1,304          1,316
  Insurance                               365          771            705
  Property taxes                          551        1,395          1,382
  Other                                 3,424        8,644          8,369
  Totals                               15,427       39,580         39,579
  Operating revenues in excess
   of direct operating expenses         3,519    $  10,410      $   9,644


         Total revenues for 1998 were $19,256,000, as compared to $50,352,000 for 1997. The variance in revenues between the years is due to (a) 1998 including the operations of fourteen Inns for only five months (as a result of the sale of the Interest on May 28, 1998), compared to twelve months in 1997,
(b) 1998 including the operations of the Baltimore Pikesville Inn for only four months (as a result of the sale of that Inn on May 1, 1998), compared to twelve months in 1997, and (c) 1998 not including any operations of the Baltimore Glen Burnie South Inn (as a result of the sale of that Inn in July, 1997), compared to seven months in 1997. Total revenues increased to $50,352,000 in 1997, from $49,584,000 in 1996. The increase in revenues in
1997 would have been larger but for the fact that operations for 1997 reflected only seven months of operations of the Baltimore Glen Burnie South Inn, compared to twelve months in 1996.

         The following table compares lodging revenues, occupancy percentage levels and Average Daily Room Rate ("ADR") for 1998, 1997 and 1996 (lodging revenues, occupancy percentage and ADR for 1997 reflect twelve months of operations for fifteen Inns and seven months of operations for the Baltimore Glen Burnie South Inn, and for 1998 reflect five months of operations of fourteen Inns and four months of operations of the Baltimore Pikesville Inn).

                                      1998            1997              1996

Lodging revenues (in thousands)   $   15,266      $   40,852        $   39,488
Occupancy percentage                   57.8%           61.8%             60.8%
ADR                               $    74.17      $    72.56        $    68.53

         Because the Partnership engaged, through Operating Partners, in operations for only the first five months in 1998 and the first three or four months of the year have lower occupancies than later months, the occupancy of the Inns in 1998 is not comparable to occupancies in earlier years. The continued increase in the ADRs at the Inns had been accomplished by attracting and maintaining the higher ADR market segments (hotel guests categorized as individual business, leisure and government guests, etc. and groups such as corporate, association, tours, crews, etc.). Attracting and maintaining the higher ADR segments had been accomplished by increased marketing and sales promotions and the increased attractiveness of the Inns as a result of the capital improvement program completed in 1994 and the continuation of capital improvements during 1995, 1996 and 1997. Occupancy at the Inns increased 1.0%, to 61.8%, in 1997, compared to 60.8% in 1996. The increase in occupancy was attributable in part to the of fair weather conditions in the first quarter of 1997, as compared to the harsh winter weather in the first quarter of 1996, and to the stable and growing economic conditions and the increase in business and leisure travel during 1997.

         Because the Partnership engaged, through Operating Partners, in operations for only first five months in 1998, the revenues in 1998 are not comparable to revenues in earlier years. Food and beverage revenues declined to $9,138,000 in 1997 from $9,735,000 in 1996. The decline was partially attributable to the loss in food and beverage sales in the fourth quarter of 1997 (approximately $90,000) from the sale of the Glen Burnie South Inn. During the third and fourth quarter of 1997, breakfast, lunch, dinner and banquet revenues declined substantially, largely as a result of the Inns' inability to retain their respective share of the food and beverage market, due to increased restaurant and bar competition. The decline in banquet revenues was partially offset by increased meeting room business, which tends to generate more lodging business, reflected in increased occupancies (and the increased revenues from that use) by the higher rated market segments that the Inns have attracted.

         Because of the Partnership's limited operations in 1998, there cannot be any meaningful comparison of direct operating expenses or general and administrative expenses in 1998 with those in 1997. Direct operating expenses were $39,580,000 in 1997, as compared to $39,579,000 in 1996. Food and beverage expenses decreased, primarily as a result of the decrease in food and beverage sales. Increases in marketing expenses, such as advertising costs and hotel promotions, were incurred in an effort to attract and maintain the higher rated market segments. The utility costs decreased in 1997 as a result of the milder weather as compared to 1996. The repair and maintenance costs decreased in 1997 over 1996, although repair and maintenance costs generally are reflective of the age of the Inns. Insurance costs increased due to general liability and property insurance rate increases. The increases in other expenses, included in direct operating expenses, reflect higher administrative and general expenses directly incurred in the operations of the Inns, such as administrative labor, employment and training costs, protection expense, and in costs that vary with revenues, such as franchise fees paid to HHC, management fees paid to W&H, and credit card commissions.

         Other general and administrative costs increased in 1997 due to the additional time and expense incurred with respect to the franchise renewals, review and negotiation of the PIP's and related costs and financing, the Servico transaction and other matters. Depreciation and amortization expense decreased in 1997 due to assets becoming fully depreciated in 1997. In addition, property and equipment expenditures decreased in 1997 as a result of the negotiations with HHC over the PIPs. Interest expense decreased in 1997 as a result of the lower principal amount of the Tranche A portion of the Priming Loan following the application of the net proceeds from the sale of the Glen Burnie South Inn in July, 1997 to reduction of the Tranche A Loan. For 1997, the Partnerships recorded $4,500,000 as additional interest and incentive management fees under the Mortgage Loan and the W&H Management Agreement.

         The Partnership had net income of $31,585,000 for the year ended December 31, 1998, as compared to a loss of $3,330,000 for the year ended December 31, 1997 and a net loss of $2,188,000 for the year ended December 31, 1996. The 1998 net income includes a net gain of $35,621,000 on the sale of the Interest to SAC, and a net gain of $805,000 on the sale of the Baltimore Pikesville Inn. The Partnerships' net loss for the year ended December 31, 1997 included an expense for accrued shared appreciation of $4,500,000 and $1,011,000 of gain on the sale of the Baltimore Glen Burnie South Inn. Net income for 1997 before the expense for accrued shared appreciation and the gain on sale of the Glen Burnie South Inn was $159,000.

LIQUIDITY AND CAPITAL RESOURCES

The changes in cash and cash equivalents are summarized as follows:

                                                          1998          1997           1996

Net cash provided by (used in) operating activities   $      (27)   $   2,807    $   2,317
Net cash provided by (used in) investing activities        4,462         (456)      (2,275)
Net cash used in financing activities                     (4,282)      (2,196)         --

Net increase in cash and cash equivalents             $      187    $     155    $      42

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

         Operating Partners borrowed $1,600,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1996. The entire Tranche B Loan was repaid from excess working capital prior to the end of the third quarter of 1996.

         In 1997, cash from operating activities exceeded cash used for operating expenses of the Inns and of the Partnerships, which resulted in net cash being provided by operating activities. Net cash provided by operating activities increased in 1997, as compared to 1996, as a result of increased revenues from operations.

         Cash used in investing activities was $456,000 in 1997, which included additions to property and equipment of $1,519,000 and increases in restricted cash of $1,176,000, offset by the net proceeds from the sale of the Baltimore Glen Burnie South Inn of $2,239,000. The restricted cash accounts included the net increase in the FF&E Reserve of $970,000 (funding plus interest earned of $2,604,000 less capital expenditures of $1,634,000) and increases of $206,000 in the interest reserve and tax escrow accounts.

         Net cash used in financing activities totaled $2,196,000 in 1997, from the payment of a portion of the Tranche A Loan from the net proceeds of the sale of the Baltimore Glen Burnie South Inn. Operating Partners borrowed $1,600,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1997. The entire Tranche B Loan was repaid from excess working capital prior to the end of the second quarter of 1997.

         In 1998, cash used for operating expenses exceeded cash from operating activities of the Inns and of the Partnerships, which resulted in net cash being used for operating activities.

         Cash provided by investing activities in 1998 was $4,462,000, which included $2,098,000 from the sale of the Baltimore Pikesville Inn and $5,700,000 from the sale of the Interest, offset by $2,184,000 of cash of Operating Partners acquired by SAC in the Sale, $87,000 of additions to property and equipment, and $1,065,000 of increases in restricted cash.

         Net cash used in financing activities in 1998 was $4,248,000, which included $298,000 from the payment of a portion of the Tranche A Loan from the net proceeds of the sale of the Baltimore Pikesville Inn and $3,950,000 of liquidating distributions to Record Holders. Operating Partners borrowed $1,800,000 under the Tranche B Loan to supplement operating cash flow deficiencies during the first quarter of 1998. The entire Tranche B Loan was repaid by May 29, 1998.

         On May 28, 1998, the Partnership sold the Interest and, since that time, its only assets have been the undistributed Proceeds. The Partnership intends to file all applicable tax returns and to pay all entity level taxes, to make the Field Payment (or conclude arrangements for the escrow of the Field Payment and release by the creditors of Mr. Field), to pay all remaining expenses of administration and liquidation of the Partnership, to terminate its registration under the Securities Exchange Act of 1934, to distribute to the Record Holders any funds remaining after paying the expenses of winding up and liquidation, and to cancel its existence under the Delaware Revised Uniform Limited Partnership Act. The Partnership has distributed $2.55 per Unit to the Record Holders and there can be no assurance that there will be any further liquidating distributions.

         Under the Internal Revenue Code, a publicly traded partnership, such as the Partnership, is taxable as a corporation unless it satisfies certain conditions. However, subject to various limitations, publicly traded partnerships in existence on December 17, 1987 were generally exempt from taxation as a corporation until after 1997. However, a publicly traded partnership which added a substantial new line of business was not eligible for such exemption and it is possible that the Internal Revenue Service could contend that the Partnership should have been taxed as a corporation after November 29, 1990, the date of the termination of the Lease. The Partnership did not receive any indication from the Internal Revenue Service that the Partnership should have been taxed as a corporation. If the Partnership had been taxable as a corporation, its operating losses would have eliminated any tax liability.

         Effective on January 1, 1998, the Partnership would have been treated as a corporation for Federal income tax purposes, unless the Partnership had made an election to be treated as an "electing partnership". The General Partner made this election in 1998. As an electing partnership, the Partnership was still treated as a partnership for Federal income tax purposes but was subject to a 3.5% tax on all gross income earned by the Partnership.

         At December 31, 1998, the Partnership had $1,739,000 of assets, all of which were cash or cash equivalents and other current assets, and liabilities of $1,605,000, of which $1,008,000 was income taxes payable and $513,000 was the Field Payment and interest accrued thereon. At the beginning of January, 1999, the Partnership segregated $513,000 for the Field Payment and in April, 1999, the Partnership applied $1,008,000 to payment of its Federal income taxes.

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

                                          Present Position with the General Partner
Name                            Age       and Business Experience for Past Five Years

S. Leonard Okin                 65        Vice  President  and  Director of the  General  Partner  since  inception;
                                          Consultant under the Consulting  Services  Agreement since January 1, 1994
                                          (1).

Robert A. Familant              47        Director of the General  Partner since August 19, 1994;  Treasurer and CEO of Progressive Credit Union (credit union) since prior to 1989 (2).

Seymour G. Siegel               56        Director of the General  Partner  since  November 21,  1994;  President of
                                          Siegel Rich, Inc. (consulting firm) since January 1, 1994; Senior Partner of M.R. Weiser & Co. (accounting firm) from prior to 1989 (3).

(1) In 1994, with the approval of the Lenders, Mr. Okin entered into a Consulting Services Agreement (the "Consulting Services Agreement") with the Partnerships and the General Partner, giving him authority to make day to day operating decisions for the Inns.

(2) Mr. Familant was elected and approved as an outside Director of the General Partner effective August 19, 1994.

(3) Mr. Siegel was elected and approved as an outside Director of the General Partner effective November 21, 1994.

         Under the Consulting Services Agreement, Mr. Okin, as an independent contractor, performed on behalf of the Partnership, Operating Partners and the General Partner, the services normally performed by, and exercised the authority normally assumed or undertaken by, the chief executive officer of a corporation. The Consulting Services Agreement was effective December 1, 1994 through December 31, 1995, and was extended automatically for successive twelve-month periods thereafter unless, not less than 30 days prior to the end of any year, the Partnership, Operating Partners or the General Partner gave written notice to Mr. Okin of their election not to renew the agreement at the expiration of the then term. The Consulting Services Agreement was also terminable, among other things, by 60 days prior written notice from Mr. Okin to the General Partner of Mr. Okin's election at any time to terminate the agreement; and at any time by Mr. Okin if the Partnership, Operating Partners and the General Partner for any reason were not able to maintain in place specified liability insurance coverage for Mr. Okin.

         Under the Acquisition Agreement, Servico assumed the compensation and termination payment obligations of the Partnership under the Consulting Services Agreement. The Consulting Services Agreement had been extended from year to year through December 31, 1998 and, notice of termination not having been received by Mr. Okin from the Partnership, the General Partner, Operating Partners, Servico (as successor to Operating Partners) or Lodgian Inc. ("Lodgian") (as successor to Servico) on or prior to December 2, 1998, was understood by Mr. Okin to have been extended to December 31, 1999. Mr. Okin was advised by Lodgian that it believed that the Consulting Services Agreement had been terminated and that it had no further payment obligations to Mr. Okin. During 1999, Mr. Okin and Lodgian settled the dispute between them.

ITEM 11.  EXECUTIVE COMPENSATION

         As the only person performing services to the Partnerships comparable to the services of an officer, Mr. Okin was required to devote substantial time and effort to manage the Partnerships. The following table sets forth Mr. Okin's compensation paid in respect of the fiscal years ended December 31, 1998, 1997 and 1996.

Summary Compensation Table:

   Name and                                                       Other Annual        Long Term         All Other
   Principal Position     Year       Salary         Bonus         Compensation      Compensation      Compensation

   S. Leonard Okin        1998       $ 134,890      $     -       $         -       $         -       $         -
   (Consultant)           1997       $ 133,560      $     -       $         -       $         -       $         -
                          1996       $ 126,000      $     -       $         -       $         -       $         -

         Mr. Okin receives compensation under the Consulting Services Agreement. Of Mr. Okin's salary in 1998, $93,990 was paid by the Partnerships and $40,900 was paid by or for the account of Servico (or Lodgian, as its successor). In addition, Mr. Okin received reimbursement for out-of-pocket expenses in 1998, 1997 and 1996 totaling approximately $46,540 ($33,160 of which was paid by the Partnerships and $13,380 of which was paid by Servico and Lodgian), $36,100 and $27,300, respectively (for office rent, secretarial services, utilities, airfare, postage, office supplies, etc.) and $14,000, $19,000 and $18,500, respectively, for attendance at board meetings.

         Directors are currently paid a fee of $1,000 for each Board meeting attended in New York and $1,500 for each meeting out of town, plus out of pocket expenses incurred for attending meetings.

         Beginning in 1996, the Partnerships have retained the services of Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder. In 1997 and 1996, the Partnerships paid Siegel Rich, Inc., approximately $44,000 and $16,000, respectively. No amounts were paid to Siegel Rich, Inc. in 1998.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1998, the number of Units owned by the officers and directors of the General Partner and by all persons owning of record or, to the knowledge of the Partnership, beneficially more than 5% of the outstanding Units. The General Partner does not own any Units.

                                                Ownership of Units
                                                                Percentage
                                          Number                 of Units
Name & Address of Owner                of Units Held            Outstanding
S. Leonard Okin
c/o Prime-American Realty Corp.
P.O. Box 230
Hawthorne, NJ 07507-0230                   1,000                  0.025%

Lodgian Inc.
345 Peachtree Road, N. E.
Suite 700
Atlanta, GA  30326                     2,450,819(1)              61.270%

----------------
(1) Includes 2,445,819 Units held in an account in the name of Servico, and 5,000 Units held in an account in the name of by Jerome Sanzo, which the Partnership understands are beneficially owned by Lodgian (as successor to Servico).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, 1997 and 1996, Mr. Okin received $195,430 , $188,660 and
$171,800, respectively, from the Partnerships as cash compensation for his services, and reimbursement of expenses, under the Consulting Services Agreement. During 1997 and 1996, Siegel Rich, Inc., a consulting firm in which Seymour G. Siegel is a shareholder, was paid approximately $44,000 and $16,000, receptively, for services to the Partnerships. No amounts were paid to Siegel Rich, Inc. in 1998. See Item 10 and 11 above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  Financial Statements

                  2.  Financial Statement Schedules

                      The Financial Statements and Schedules listed in the accompanying index on page 27 to financial statements are filed as part of this Form 10-K.

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

                                            (2) (c) Acquisition Agreement
                                    among Servico, the Partnership, the
                                    General Partner and SAC, dated as of
                                    November 7, 1997 included as Exhibit 1 to the Partnership's Current Report on Form 8-K dated November 21, 1997 is incorporated herein by reference.

                                            (2) (d) First Amendment to
                                    Acquisition Agreement among Servico, the
                                    Partnership, the General Partner and SAC, dated as of March 12, 1998, included as Appendix A to the Partnership's Proxy Statement dated May 5, 1998 is incorporated herein by reference.

                                            (2) (e) Plan and Agreement of
                                    Dissolution and Liquidation dated as of
                                    May 28, 1998 of the Partnership included as Appendix B to the Partnership's Proxy Statement dated may 5, 1998 and incorporated herein by reference.

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

                                            (10) (h) Management Agreement
                                    among Operating Partners, Sixteen Hotels,
                                    Inc., and W&H, dated January 4, 1990,
                                    included as Exhibit (10) (h) to the
                                    Partnership's 1990 Annual Report on Form
                                    10-K is incorporated herein by reference.

                                            (10) (i) Sixth Amendment to the
                                    Replacement Management Agreement among
                                    Operating Partners Sixteen Hotels, Inc.
                                    and W&H, as Manager, to be effective
                                    January 4, 1997 included as Exhibit 10( ) to the Partnership's 1996 Annual Report on Form 10-K is incorporated herein by reference.

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

                                            (10) (k) Amended and Restated Loan
                                    Agreement among the Priming Lenders,
                                    Operating Partners and the Agent dated as of June 12, 1992, as amended by letters of consent agreements dated February 1993, and March 17, 1993, included as Exhibit
                                    (10) (j) to the Partnership's 1992 Annual
                                    Report on Form 10-K, and a letter of
                                    consent agreement dated January 31, 1994, included as Exhibit (10) (j) to the Partnership's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

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

                                            (10) (m) Escrow Agreement among
                                    Operating Partners, the Existing Lenders and Chicago Title Insurance Company, as escrow agent and as title insurer, dated June 12, 1992 included as Exhibit (10) (l) to the Partnership's 1992 Annual Report on Form 10-K is incorporated herein by reference.

                                            (10) (n) Consulting Services
                                    Agreement among the Partnerships, the
                                    General Partner and Mr. S. Leonard Okin
                                    dated December 1, 1994 (the "Consulting
                                    Services Agreement") included as Exhibit
                                    (10) (m) to the Partnership's 1994 Annual
                                    Report on Form 10-K is incorporated herein by reference.

                                            (10) (o) Fourth Consent Agreement
                                    among Operating Partners, the Priming
                                    Lenders, and the Existing Lenders dated
                                    March 17, 1995 included as Exhibit (10)
                                    (n) to the Partnership's 1994 Annual
                                    Report on Form 10-K is incorporated herein by reference.

                                            (10) (p) First Amendment to the
                                    Consulting  Services Agreement among the
                                    Partnerships,  the General Partner and Mr.
                                    S. Leonard Okin dated  December 1, 1995.

                                            (10) (q) Second  Amendment to the
                                    Consulting  Services  Agreement among the
                                    Partnerships,  the General Partner and
                                    Mr. S. Leonard Okin dated December 1, 1996.

                                            (10) (r) Consulting Agreement
                                    among Operating Partners and Siegel Rich,
                                    Inc., dated March 11, 1997, formalizing
                                    previously agreed upon terms and
                                    conditions, included as Exhibit 10(p) to the Partnership's 1997 Annual Report on Form 10-K is incorporated herein by reference.

                                            (10) (s)  Amended and Restated
                                    Third Amendment to the Consulting  Services
                                    Agreement among the  Partnerships,  the
                                    General Partner and Mr. S. Leonard Okin
                                    dated December 1, 1997.

                                            (21) Subsidiaries of the
                                    Partnership: Until May 28, 1998, AMI
                                    Operating Partners, L.P., a Delaware
                                    limited partnership.

                                            (27) Financial Data Schedules

                (b) Reports on Form 8-K None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRIME MOTOR INNS LIMITED PARTNERSHIP
                                                               (Registrant)

                               By:  Prime-American Realty Corp. General Partner

Date:  December 15, 1999       By:  /s/ S. Leonard Okin
                                    -------------------
                                    S. Leonard Okin
                                    Vice President & Director

Date:  December 15, 1999       By:  /s/ Robert A. Familant
                                    ----------------------
                                    Robert A. Familant
                                    Director

Date: December 15, 1999        By:  /s/ Seymour G. Siegel
                                    ---------------------
                                    Seymour G. Siegel
                                    Director

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   BOARD OF DIRECTORS OF THE GENERAL PARTNER

Signature                               Name                                            Date
---------                               ----                                            ----

By:      /s/ S. Leonard Okin            Director and Vice President                     December 15, 1999
         S. Leonard Okin                of the General Partner; Consultant
                                        under the Consulting Services Agreement

By:      /s/ Robert A. Familant         Director of the General Partner                 December 15, 1999
         Robert A. Familant

By:      /s/ Seymour G. Siegel          Director of the General Partner                 December 15, 1999
         Seymour G. Siegel

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
TABLE OF CONTENTS


                                                                                                               PAGES

Report of Independent Accountants                                                                                 32

Financial Statements:

         Consolidated Balance Sheets (in liquidation) as of December 31, 1998 and 1997                         33-34

         Consolidated Statements of Operations (in liquidation) for the years ended
         December 31, 1998, 1997 and 1996                                                                         35

         Consolidated Statements of Partners' Equity (Deficit) (in liquidation) for the
         years ended December 31, 1998, 1997 and 1996                                                             36

         Consolidated Statements of Cash Flows (in liquidation) for the years ended
         December 31, 1998, 1997 and 1996                                                                         37

         Notes to Consolidated Financial Statements                                                            38-47

                       REPORT OF INDEPENDENT ACCOUNTANTS

August 23, 1999

To the Partners of
Prime Motor Inns Limited Partnership

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Prime Motor Inns Limited Partnership and Subsidiary Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Partnership sold its 99% limited partnership interest in AMI Operating Partners, L.P. on May 28, 1998. The Partnership has dissolved and is winding up its affairs and distributing the net proceeds from the sale to the limited partners in accordance with a Plan of Liquidation. It is anticipated that the Partnership will complete its liquidation and terminate its existence during 1999.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS (IN LIQUIDATION)
DECEMBER 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)


                                                                                  1998               1997
                                                                            -----------------  ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $      1,176        $       989
   Cash and cash equivalents restricted for Field payment                              513                  -
   Accounts receivable, net of allowance for
    doubtful accounts in 1997 of $22                                                     -                823
   Inventories                                                                           -                205
   Prepaid expenses                                                                      -                719
   Other current assets                                                                 50                 90
                                                                            -----------------  ------------------

       Total current assets                                                          1,739              2,826
                                                                            -----------------  ------------------

Property and equipment:
   Land                                                                                  -              7,130
   Buildings and leasehold improvements                                                  -             54,156
   Furniture and equipment                                                               -             39,227
                                                                            -----------------  ------------------

                                                                                         -            100,513

   Less accumulated depreciation and amortization                                        -            (54,950)
                                                                            -----------------  ------------------

       Net, property and equipment                                                       -             45,563
                                                                            -----------------  ------------------

Cash and cash equivalents restricted for:
   Acquisition of property and equipment                                                 -              2,165
   Interest and taxes                                                                    -                728
Other assets, net                                                                        -                425
                                                                            -----------------  ------------------

       Total assets                                                           $      1,739        $    51,707
                                                                            =================  ==================


The accompanying notes are an integral part of these financial statements.

                                                                                  1998                1997
                                                                            -----------------   -----------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable                                                     $         84        $         481
   Accrued payroll                                                                       -                  614
   Accrued payroll taxes                                                                 -                  149
   Accrued vacation                                                                      -                  453
   Accrued utilities                                                                     -                  287
   Sales tax payable                                                                     -                  265
   Other current liabilities                                                           513                  486
   Income taxes payable                                                              1,008                    -
                                                                            -----------------   -----------------

      Total current liabilities                                                      1,605                2,735

Long-term debt                                                                           -               63,544
Deferred interest                                                                        -                1,974
Accrued shared appreciation                                                              -                4,500
Other liabilities                                                                        -                  205
                                                                            -----------------   -----------------

      Total liabilities                                                              1,605               72,958
                                                                            -----------------   -----------------

Partners' equity (deficit):
   General partner                                                                     308                 (784)
   Limited partners                                                                   (174)             (20,467)
                                                                            -----------------   -----------------

     Total partners' equity (deficit)                                                  134              (21,251)
                                                                            -----------------   -----------------

     Total liabilities and partners' equity (deficit)                         $      1,739         $     51,707
                                                                            =================   =================



The accompanying notes are an integral part of these financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (IN LIQUIDATION)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                      1998             1997              1996
                                                                  --------------  ----------------  ---------------
Revenues:
   Direct operating revenues:
     Lodging                                                       $      15,266   $      40,852    $      39,488
     Food and beverage                                                     3,680           9,138            9,735
   Other income                                                              310             362              361
                                                                  --------------  ----------------  ---------------

         Total revenues                                                   19,256          50,352           49,584
                                                                  --------------  ----------------  ---------------

Direct operating expenses:

   Lodging                                                                 3,672           9,622            9,462
   Food and beverage                                                       3,103           7,827            8,112
   Marketing                                                               1,406           3,521            3,500
   Utilities                                                               1,046           2,896            3,053
   Repairs and maintenance                                                 1,300           3,600            3,680
   Rent                                                                      560           1,304            1,316
   Insurance                                                                 365             771              705
   Property taxes                                                            551           1,395            1,382
   Other                                                                   3,424           8,644            8,369
Other general and administrative expenses                                  1,821             887              701
Depreciation and amortization                                              1,580           3,838            5,423
Interest expense                                                           2,386           5,888            6,069
Shared appreciation expense                                                1,875           4,500                -
                                                                  --------------- ----------------  ---------------

         Total expenses                                                   23,089          54,693           51,772

Gain on sale of Inn                                                          805           1,011                -
Gain on sale of AMI Operating Partners, L.P.                              35,621               -                -
                                                                  --------------- ----------------  ---------------

Net income (loss) before income tax provision                             32,593          (3,330)          (2,188)

Income tax provision                                                       1,008               -                -
                                                                  --------------- ----------------  ---------------

Net income (loss)                                                         31,585          (3,330)          (2,188)

Net income (loss) allocable to general partner                             1,092             (33)             (22)
                                                                  --------------- ----------------  ---------------

Net income (loss) allocable to limited partners                   $       30,493  $       (3,297)   $      (2,166)
                                                                  =============== ================  ===============

Number of limited partner units outstanding                                4,000           4,000            4,000
                                                                  =============== ================  ===============


Net income (loss) allocable to limited partners per unit          $         7.62  $        (.82)    $        (.54)
                                                                  =============== ================  ===============

The accompanying notes are an integral part of these financial statements.


PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT) (IN LIQUIDATION)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

                                                                     GENERAL          LIMITED
                                                                     PARTNER         PARTNERS           TOTAL
                                                                  --------------   --------------  -----------------

Balance at December 31, 1995                                      $       (729)     $   (15,004)   $      (15,733)

Net loss                                                                   (22)          (2,166)           (2,188)
                                                                  --------------   --------------  -----------------

Balance at December 31, 1996                                              (751)         (17,170)          (17,921)

Net loss                                                                   (33)          (3,297)           (3,330)
                                                                  --------------   --------------  -----------------

Balance at December 31, 1997                                              (784)         (20,467)          (21,251)

Net income                                                               1,092           30,493            31,585

Liquidating distributions                                                    -          (10,200)          (10,200)
                                                                  --------------   --------------  -----------------

Balance at December 31, 1998                                      $        308     $       (174)   $          134
                                                                  ==============   ==============  =================




The accompanying notes are an integral part of these financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN LIQUIDATION)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                                             1998           1997           1996
                                                                        --------------   -----------   --------------

Cash flows from operating activities:
   Net income (loss)                                                    $      31,585    $ (3,330)     $    (2,188)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
   Depreciation and amortization of property                                    1,410       3,596            5,201
   Amortization of other assets                                                   170         242              222
   Amortization of debt discount                                                   20          49               46
   Long-term borrowings prepayment penalty                                          -         (43)               -
   Gain on sale of Inn                                                           (805)     (1,011)               -
   Gain on sale of AMI Operating Partners, L.P.                               (35,621)          -                -
   Changes in operating assets and liabilities:
      Accounts receivable                                                        (105)        (49)            (113)
      Inventories                                                                   -          17               40
      Prepaid expenses                                                            144         233              (11)
      Other current assets                                                         (4)         16                7
      Other assets                                                               (517)       (125)               -
      Trade accounts payable                                                       (7)         (3)             (84)
      Accrued expenses                                                            160         (81)            (189)
      Sales tax payable                                                             -          (9)              32
      Income taxes payable                                                      1,008           -                -
      Other current liabilities                                                   221        (286)             101
      Deferred interest                                                          (380)       (898)            (813)
      Accrued shared appreciation                                               1,875       4,500                -
      Other liabilities                                                           819         (11)              66
                                                                        --------------   -----------   --------------

      Net cash provided by (used in) operating activities                         (27)      2,807            2,317
                                                                        --------------   -----------   --------------

Cash flows from investing activities:

   Net proceeds from sale of Inn                                                2,098       2,239                -
   Net proceeds from sale of AMI Operating Partners, L.P.                       5,700           -                -
   Cash acquired by Servico Acquisition Corp. in connection                    (2,184)          -                -
     with sale of AMI Operating Partners, L.P.
   Additions to property and equipment                                            (87)     (1,519)          (1,880)
   Increase in restricted cash                                                 (1,065)     (1,176)            (395)
                                                                        --------------   -----------   --------------

      Net cash provided by (used in) investing activities                       4,462        (456)          (2,275)
                                                                        --------------   -----------   --------------

Cash flows from financing activities:

   Repayment of long-term borrowings                                             (298)     (2,196)               -
   Borrowings under revolving credit facility                                   1,800       1,600            1,600
   Repayment of revolving credit facility                                      (1,800)     (1,600)          (1,600)
   Liquidating distributions                                                   (3,950)          -                -
                                                                        --------------   -----------   --------------

      Net cash used in financing activities                                    (4,248)     (2,196)               -
                                                                        --------------   -----------   --------------

Net increase in cash and cash equivalents                                         187         155               42

Cash and cash equivalents, beginning of year                                      989         834              792
                                                                        --------------   -----------   --------------

Cash and cash equivalents, end of year                                  $       1,176    $     989     $       834
                                                                        ==============   ===========   ==============
Supplementary cash flow data:
  Interest paid                                                         $       4,360    $  6,737      $     6,836

Liabilities of AMI Operating Partners, L.P. subject to which Servico    $  74,515,000    $             $         -
  Acquisition Corp. acquired AMI Operating Partners, L.P.                                       -
                                                                        ==============   ===========   ==============




The accompanying notes are an integral part of these financial statements.

PRIME MOTOR INNS LIMITED PARTNERSHIP
AND SUBSIDIARY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, OPERATIONS, BANKRUPTCY AND SALE OF AMI OPERATING PARTNERS,
     L.P.:

     Prime Motor Inns Limited Partnership (the "Partnership") and its 99%-owned subsidiary, AMI Operating Partners, L.P. ("AMI"), were formed in October 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership and AMI are referred to collectively as the "Partnership". Prime-American Realty Corp. (the "General Partner"), a subsidiary of Prime Hospitality Corporation ("Prime"), formerly Prime Motor Inns, Inc., is the general partner of and holds as its principal asset a 1% partnership interest in the Partnership and until May 29, 1998, a 1% general partnership interest in AMI.

     In December 1986, the Partnership consummated an initial public offering (the "Offering") of 4,000,000 units of limited partnership interest (the "Units") in the Partnership, and used the funds received to acquire the 99% limited partnership interest in AMI. AMI commenced operations in December 1986 when it used the Offering proceeds and issued mortgage notes (the "Mortgage Notes") in the principal amount of $61,470,000 to purchase 16 full service motor hotels (the "Inns") from subsidiaries of Prime.

     Profits and losses from operations and cash distributions of the Partnerships combined were generally allocated 1.99% to the General Partner and 98.01% to the limited partners. Any profits and losses from operations in excess of certain specified annual and cumulative returns on investments in limited partner shares, as defined (generally 12.5%), were allocated approximately 30% to the General Partner and 70% to the limited partners.

     Until November 30, 1990, the Inns were operated by AMI Management Corp. ("AMI Management"), another subsidiary of Prime, under the terms of a lease between AMI Management and AMI (the "Lease"), guaranteed by Prime (the "Guaranty"). The Lease was a net lease that granted AMI Management the right to use the Inns until December 31, 1991.

     On September 18, 1990, Prime announced that it and certain of its subsidiaries, including AMI Management but not the General Partner, had filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. AMI Management defaulted on the payment of base rent due November 1, 1990 under the Lease. On November 7, 1990, the Partnership gave notice of default to, and demanded payment from, AMI Management and Prime. AMI Management and Prime also filed a motion to reject the Lease and Guaranty and, by order of the bankruptcy court dated December 7, 1990, the bankruptcy court approved such rejection and the Lease and Guaranty were terminated, effective as of November 30, 1990 (see Note
     3a).

     AMI was in default under its mortgage loan agreement as of and prior to December 31, 1990 as a result of, among other things, the bankruptcy filing by Prime and AMI Management. On March 28, 1991, the Partnerships received a notice of acceleration and demand for payment of the entire outstanding balance of the Mortgage Notes along with certain conditions under which the lenders would pursue discussions with respect to restructuring the Mortgage Notes.

     On February 28, 1992, AMI filed with the United States Bankruptcy Court for the Southern District of New York a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, seeking confirmation by the bankruptcy court of a prepackaged plan of reorganization (the "Plan"). On May 28, 1992, the New York Bankruptcy Court confirmed the Plan, which became effective as of June 12, 1992 (the "Effective Date"). Upon confirmation of the Plan, the New York Bankruptcy Court approved the Restated Loan Agreement (the "Restated Loan Agreement") which, among other things, extended the maturity date of the Mortgage Notes to December 31, 1999 (see Note 5 for a further discussion of this matter).

     At December 31, 1997, AMI owned and operated 15 Inns as part of the "Holiday Inn" system. Franchises for several of the Inns were due to expire in 1998 and would not have been renewed due to the General Partner's inability to obtain the necessary financing for Product Improvement Programs required in connection with renewal of the franchises. The loss of the franchises would have resulted in a default under the provisions of AMI's Priming Loan (see Note 5) and Mortgage and it was believed the lenders would not have waived such default.

     The Partnership entered into a definitive agreement dated as of November 7, 1997, as amended as of March 12, 1998, pursuant to which the Partnership's 99% limited partnership interest in AMI (the "Interest") was to be sold for $12,000,000 in cash to Servico Acquisition Corp. ("SAC"), a wholly-owned subsidiary of Servico, Inc. ("Servico"). The General Partner and its parent entered into an agreement with Servico pursuant to which Servico was to acquire the General Partner's 1% general partnership interest in AMI in exchange for a five year warrant to acquire 100,000 shares of Servico common stock at a price of $18 per share.

     In 1998, Davenport Management Company ("DMC") conducted a proxy solicitation to remove Prime-American Realty Corp. as General Partner and elect itself as the replacement General Partner. DMC proposed a plan to dispose of certain Inns, to refinance AMI indebtedness, to renegotiate the "Holiday Inn" franchises, and to acquire additional properties. In resolution of the dispute with DMC and based on the understanding that Martin W. Field had paid, or would pay or reimburse, expenses and expenditures in connection with the DMC proxy solicitation, the Partnership agreed to make a payment of $500,000 to Mr. Field (the "Field Payment").

     On May 28, 1998, the holders of the units of limited partnership interest ("Units") in the Partnership voted to approve the Partnership's sale of the Interest to SAC and the dissolution and liquidation of the Partnership. On May 28, 1998, the Partnership completed the sale of the Interest to SAC and dissolved.

     Because Servico owned approximately 2,450,000 of the 4,000,000 Units outstanding at the time of the completion of the sale of the Interest, Servico and the Partnership agreed that SAC would transfer to the Partnership $5,700,000 in cash of the $12,000,000 purchase price, (with the result that Servico in effect retained a liquidating distribution of $2.57 per Unit owned by Servico) and that Servico would pay to the Partnership any amount necessary to make distributions to all holders of Units proportionate. Cash distributions to holders of Units other than Servico aggregated approximately $3,950,000 ($2.55 per Unit) through December 31, 1998. In addition, the Partnership incurred approximately $623,000 in expenses resulting from liquidating activities in 1998, which are classified as other general and administrative expenses in the consolidated statement of operations.

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

     a. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Partnership, and through May 28, 1998, its 99%-owned subsidiary limited partnership, AMI. AMI operated on the basis of a year ending on the Friday which was most proximate to December 31 of any given year. All material intercompany accounts and transactions have been eliminated.

      b. CASH EQUIVALENTS: Cash equivalents are highly liquid investments with a maturity of three months or less when acquired.

      c. INVENTORIES: Inventories were stated at the lower of cost or market, with cost determined on the first-in, first-out method. At December 31, 1998, there were no inventories. At December 31, 1997, inventories consisted of the following (in thousands):

                   Food                                                 $130
                   Beverage                                               64
                   Linen                                                  11

                                                               --------------
                                                                        $205
                                                               ==============

     d. PROPERTY AND EQUIPMENT: Property and equipment were stated at the lower of cost and fair market value. The net carrying value of property and equipment as of December 31, 1991 was reduced to estimated fair market value, through a charge to expenses in the amount of $46,354,000. Expenditures for improvements and major renewals were capitalized. Expenditures for maintenance and repairs, which did not extend the useful life of the asset, were expensed as incurred. For financial statement purposes, provision was made for depreciation and amortization using the straight-line method over the lesser of the estimated useful lives of the assets, ranging from 15 to 40 years for buildings and leasehold improvements and 3 to 10 years for furniture and equipment, and the terms of the related leases. For federal income tax purposes, accelerated methods were used in calculating depreciation.

     e. IMPAIRMENT OF LONG LIVED ASSETS: The Partnership reviewed for impairment and recoverability of property and equipment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to fair market value was required. Properties held for sale were stated at the lower of cost and fair value less cost to sell. No write-downs were recorded by the Company under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets".

     f. OTHER ASSETS: Franchise fees, deferred lease costs, and deferred debt acquisition costs were amortized on a straight-line basis over the estimated lives of the assets or the specific term of the related agreement, lease or mortgage loan.

     g. NET INCOME (LOSS) PER UNIT: Net income (loss) per Unit is calculated based on the net income (loss) allocable to limited partners divided by the 4,000,000 Units outstanding.

     h. FAIR VALUE OF FINANCIAL INSTRUMENTS: It was not practicable to estimate the fair value of borrowings under the Partnerships' long term debt due to the lack of quoted market prices for similar debt issues and the lack of current rates which would have been offered to the Partnerships for debt with similar terms.

3.   OPERATIONS OF THE INNS:

     a. LEASE AND GUARANTY: Prior to the rejection and termination of the Lease and Guaranty effective as of November 30, 1990, the Lease granted AMI Management the right to use the Inns for the operation of hotels and related purposes.

         AMI Management defaulted on the payment of $1,311,000 of base rent due on November 1, 1990. Pursuant to the joint motion approved by order of the bankruptcy court on January 8, 1991, the Partnerships, AMI Management and Prime entered into an agreement providing for the assumption by AMI of the operations of the Inns (the "Agreement"). The Partnership also effectively assumed control over certain accounts receivable, supplies, equipment and other assets and responsibility for certain accounts payable and other liabilities arising from the operations of the Inns by AMI Management during the term of the lease. Disputes between the parties existed at December 31, 1991 as to, among other things, the value of certain assets and liabilities under the Agreement. AMI entered into an agreement in 1992 (the "Omnibus Agreement") under which, among other things, AMI assigned to the holders of the Mortgage Notes its claims against Prime and AMI Management and agreed that amounts recovered on such claims would be allocated among financial claims (the proceeds of which would be applied to the repayment of the Mortgage Notes) and operating claims (the proceeds of which would be available to finance capital improvements to the Inns).

         In July 1992, the servicing agent for the holders of the Mortgage Notes, Prime and AMI Management reached a settlement (the "Settlement") of claims which was approved by the Florida Bankruptcy Court. Under the Settlement, various claims of the holders of the Mortgage Notes against Prime and AMI Management were allowed; AMI was not required to make any payments to or for the benefit of any other party; and Prime, AMI Management and AMI exchanged mutual releases.

         Since 1992, AMI and the mortgage lenders received total proceeds as a result of the Settlement of approximately $8,874,000, of which $8,827,000 was utilized to reduce the principal amount of the Mortgage Notes and $47,000 was used to fund capital improvements as required by the Omnibus Agreement.

      b. FRANCHISE AGREEMENTS: The Inns were operated as part of the "Holiday Inn" system which is administrated by Holiday Hospitality Corporation, formerly Holiday Inns Inc., and its affiliates (collectively "HHC").

         During 1997, eleven of the Inns' franchise agreements expired and were subsequently extended through May 28, 1998. For five of the Inns, HHC advised the Partnership that they did not intend to renew such franchises. However, HHC agreed that if, by March 10, 1998, it received franchise license applications from a "viable" applicant for the remaining six Inns and were paid application fees of $517,000, it would extend the franchises for all eleven Inns for 60 days. Applications were filed by Servico, and the fees were paid by the Partnership, on or prior to March 10, 1998.

      c. W&H MANAGEMENT AGREEMENT: Winegardner & Hammons, Inc. ("W&H") managed the operations of the Inns through May 28, 1998 pursuant to its management agreement with AMI which provided for an annual management fee of 2.25% of the gross revenues of the Inns and certain incentive management fees. W&H was also reimbursed for miscellaneous out-of-pocket expenses allocated to the Inns, including expenses incurred in providing certain administrative services for the Partnership, royalties and marketing, advertising, public relations, and reservation services, subject to certain limitations. At December 31, 1997, the Partnership had approximately $57,000 in receivables from an entity controlled by W&H which managed certain of the Inns' lounges.

      D. PROPERTIES SOLD: In July 1997, the Partnership sold an Inn located in Glen Burnie, Maryland for $2,400,000 in cash, which resulted in a gain of approximately $1,011,000. Direct revenues of approximately $945,000, and $1,724,000, and direct expenses of $813,000, and
         $1,364,000, related to this Inn were included in the consolidated statement of operations of the years ended December 31, 1997 and 1996, respectively.

         On May 1, 1998, the Partnership sold an Inn located in Pikesville, Maryland for $2,400,000 in cash, which resulted in a gain of approximately $805,000. Direct revenues of approximately $486,000, $1,794,000 and $1,715,000, and direct expenses of $461,000,
         $1,511,000 and $1,492,000, related to this Inn were included in the consolidated statement of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

         Effective May 28, 1998, the Partnership sold its Interest in AMI (see
         Note 1) for $12,000,000 in cash (which amounted to the disposition of the Partnership's interest in the remaining 14 Inns), which resulted in a gain of approximately $35,621,000.

4.   OTHER ASSETS:

     The components of other assets at December 31, 1997 were as follows (in thousands):

           Deferred lease costs                             $     21
           Debt acquisition costs                              2,839
           Franchise fees                                        945
           Other                                                   4
                                                      --------------

                                                               3,809

           Less accumulated amortization                       3,384
                                                      --------------
                                                            $    425
                                                      ==============

     In June 1997, the Partnership paid $125,000 to HHC to extend the Holiday Inn franchises to July 31, 1997. Those franchises were subsequently extended to May 28, 1998 (see Note 3b).

     Amortization of debt acquisition costs charged to expense was $67,000, $163,000, and $161,000 in 1998, 1997 and 1996, respectively. Amortization of franchise fees charged to expense was $103,000, $79,000, and $61,000 in 1998, 1997 and 1996, respectively.

5.   DEBT:

     Long-term debt at December 31, 1997 consisted of (in thousands):

Mortgage notes, net of unamortized discount of $109                $54,240
Priming loan, interest at 11%                                        9,304
                                                         -----------------
                                                                   $63,544
                                                         =================

     In confirming the bankruptcy Plan of Reorganization on May 28, 1992, the New York Bankruptcy Court approved a Restated Loan Agreement which called for the following provisions: $3,467,127 of accrued and unpaid interest at December 31, 1991 (the "Deferred Amount") was added to the principal amount of the Mortgage Notes, but bore interest only from and after January 1, 1995; the Mortgage Notes (not including the Deferred Amount) bore interest payable at a rate of 8% per annum in 1994; the principal amount of the Mortgage Notes (including the Deferred Amount) bore interest at the rate of 10% per annum from January 1, 1995 until maturity; and maturity of the Mortgage Notes (including the Deferred Amount) was extended to December 31, 1999. In addition, the Restated Loan Agreement provided for the deeds to the Inns and assignments of other assets of AMI to be held in escrow until maturity of the Mortgage Notes. Under the terms of the Restated Loan Agreement, the Mortgage Notes were repayable at any time without penalty.

     The Restated Loan Agreement was accounted for as a modification of terms in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accordingly, the carrying value of the Mortgage Notes and Deferred Amount was not adjusted to reflect the terms of the Restated Loan Agreement. The effect of the changes in the terms of the Mortgage Notes was recognized prospectively over the life of the Mortgage Notes through an adjustment of the effective interest rate on the Mortgage Notes and Deferred Amount to approximately 8.5% per annum (the "Effective Rate"). The amount by which interest payable at the Effective Rate exceeded the amount of interest paid at the stated rate was accrued and was included in deferred interest payable at December 31, 1997.

     As part of the Plan, certain members of the lending group also agreed to provide AMI post-petition financing (the "Priming Loan"). Borrowings under the Priming Loan were used to finance capital improvements or to fund operating cash requirements. The portion used for capital improvements (defined as the Tranche A Loan), which could have been up to the full amount of the $14,000,000 available, was due on December 31, 1999 and provided for a prepayment premium of 2%. The portion used for operating cash requirements (defined as the Tranche B Loan), which could not exceed the lesser of $2,500,000 and the amount remaining after borrowings for capital improvements. Borrowings under the Tranche B Loan were pursuant to a revolving facility, such that amounts repaid could only be reborrowed up to the limits of availability. These revolving credit borrowings were subject to the mandatory repayment provisions described below. There were no outstanding borrowings under the revolving facility at December 31, 1997.

     The Priming Loan agreement placed certain restrictions on the use of AMI's cash flow and sales proceeds. Operating cash flow could only be used in accordance with the Priming Loan agreement, which called for, among other things, monthly deposits into an escrow account held by or on behalf of the lenders for the payment of a furniture, fixtures and equipment reserve of 5% of gross revenues. The cash on hand from the operation of the Inns less the current month projected cash deficiency, if any, less a working capital reserve not to exceed $2,000,000, could be utilized first to repay any outstanding borrowings under the Tranche B Loan and then be paid into an escrow account held on behalf of the lenders for the payment of taxes and insurance.

     During 1997, the Partnership sold an Inn and received net proceeds of approximately $2,239,000 (See Note 3d). As required by the Priming Loan, the proceeds were used to repay approximately $2,196,000 of outstanding borrowings under the Tranche A Loan and to pay a prepayment premium of approximately $43,000. As of December 31, 1997, the outstanding balance under the Priming loan was $9,304,000, and the entire amount represented borrowings under the Tranche A Loan.

     During 1998, the Partnership sold an Inn and received net proceeds of approximately $2,098,000 (See Note 3d). As required by the Priming Loan, the proceeds were used to repay approximately $1,800,000 of outstanding borrowings under the Tranche B Loan and approximately $298,000 under the Tranche A Loan.

     On May 28, 1998, SAC acquired the Interest, and Servico acquired the general partnership interest, in AMI subject to all indebtedness of AMI then outstanding, including the Mortgage and the Priming Loan. From and after May 28, 1998, the Partnership did not have liability under or with respect to the Mortgage, the Priming Loan, or other indebtedness or obligations of AMI.

6.   SHARED APPRECIATION:

     The Restated Loan Agreement and the W&H Management Agreement provided for a shared appreciation feature that called for AMI to pay additional interest and an additional incentive management fee to the lenders and W&H, respectively, based on (i) in the case of any Inn sold prior to the maturity date of the Mortgage Notes, the amount (if any) by which the net sale price of the Inn exceeded the amount of the Mortgage Notes allocated to it, and (ii) in the case of the Inns still owned by AMI at the maturity date of the Mortgage Notes (December 31, 1999 or upon acceleration), the amount (if any) by which the sale price or appraised value of such Inns exceeded the then outstanding principal amount of the Mortgage Notes, with such computations also being net of any obligations under the Priming Loan. However, no amount was payable as additional interest or incentive management fees until all obligations under the Priming Loan were paid. For each reporting period, the Partnership estimated the fair value of the Inns (based on the forecast sale proceeds of Inns held for sale at the close of the reporting period and the forecast fair value at December 31, 1999 of the other Inns) to determine if an accrual was needed for future payments to the Lenders and W&H under the shared appreciation feature. The Partnership did not provide for additional interest or incentive management fees in 1996. For 1998 and 1997, the Partnership recorded $1,875,000 and $4,500,000, respectively, as additional interest and incentive management fees under the Restated Loan Agreement and the W&H Management Agreement. The additional interest and incentive management fees for 1998 were recorded in the first quarter, while the Partnership still owned a 99% interest in the Inns. On May 28, 1998, SAC acquired the Interest, and Servico acquired the general partnership interest, in AMI subject to all indebtedness and obligations of AMI then outstanding, including the Mortgage and the management agreement with W&H. From and after May 28, 1998, the Partnership did not have liability for or with respect to additional interest or incentive management fees.

7.   COMMITMENTS:

     Four of the Inns were held pursuant to land leases and three of the Inns were held pursuant to land and building leases, which were accounted for as operating leases. The leases had terms expiring at various dates from 2000 through 2024 and options to renew the leases for terms varying from ten to forty years. Five of the leases were subject to an escalating rent provision based upon inflation indexes, which adjusted the lease payment every five to ten years depending on the respective lease. One of the leases was a land lease with a subsidiary of Prime that was due to expire in 2000 (with an option to extend 40 years) and required annual rentals of $24,000. Rent expense under these leases totaled $560,000, $1,273,000 and $1,258,000 in 1998, 1997, and 1996, respectively.

8.   INCOME TAXES:

     No federal or state income taxes were reflected in the financial statements of the Partnership for periods prior to 1998. Based upon an opinion of counsel of the Partnership obtained in 1986, which is not binding upon the Internal Revenue Service, the Partnerships were not taxable entities at their inception. The partners were required to report their allocable shares of the profits and losses of the Partnership in their respective income tax returns.

     The Revenue Act of 1987 (the "1987 Act") added several provisions to the Internal Revenue Code which affected publicly traded partnerships such as the Partnership. Under these rules, a publicly traded partnership is taxed as a corporation unless 90% or more of its income constitutes "qualifying income," such as real property rents, dividends and interest. The 1987 Act also provided certain transitional rules, however, which generally exempted publicly traded partnerships in existence on December 17, 1987 from application of the new rules until after 1997, subject to various limitations.

     Publicly traded partnerships which add a substantial new line of business are not eligible for relief under these transitional rules and it is possible that the Internal Revenue Service could contend that the Partnership should be taxed as a corporation after November 30, 1990, the date of termination of the Lease. Also, it should be noted that with respect to the partners, the 1987 Act also contained rules under which the income of the Partnership will be treated, effectively, as "portfolio income" for tax purposes and will not be eligible to offset losses form other passive activities. Similarly, any losses of the Partnership will not be eligible to offset any income from other sources.

     Effective January 1, 1998, the Partnership elected to be treated as an "electing partnership". As an electing partnership, the Partnership is still treated as a partnership for federal income tax purposes, but is subject to a 3.5% federal tax on all gross income of the Partnership from the active conduct of a trade or business. Such gross income includes the net gain on the sale of AMI and the Pikesville, Maryland Inn.

     Differences between the federal statutory tax rate and the effective tax rate are as follows:


                                                                              AMOUNT
                                                                              (000'S)        PERCENT
                                                                           --------------   -----------

Gross income tax at statutory rate                                            $1,949             3.5%

Reduction in tax as a result of differences between book
  and tax gains on the sale of AMI and the Pikesville, Maryland Inn             (941)           (1.7%)
                                                                           --------------   -----------
                                                                              $1,008             1.8%
                                                                           ==============   ===========

                                 EXHIBIT INDEX

                                                                                    Page

                  (2) (b) Agreed order of the Florida Bankruptcy Court approving rejection of the Lease, the Guarantee and a related agreement included as Exhibit (2) (b) to the Partnership's 1990 Annual Report on Form
10-K is incorporated herein by reference.

                  (2) (c) Acquisition Agreement among Servico, the
Partnership, the General Partner and SAC, dated as of November 7, 1997 included as Exhibit 1 to the Partnership's Current Report on Form 8-K dated
November 21, 1997 is incorporated herein by reference.

                  (2) (d) First Amendment to Acquisition Agreement among
Servico, the Partnership, the General Partner and SAC, dated as of March 12,
1998, included as Appendix A to the Partnership's Proxy Statement dated May 5,
1998 is incorporated herein by reference.

                  (2) (e) Plan and Agreement of Dissolution and Liquidation dated as of May 28, 1998 of the Partnership included as Appendix B to the Partnership's Proxy Statement dated may 5, 1998 and incorporated herein by reference.

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

                  (10) (h) Management Agreement among Operating Partners,
Sixteen Hotels, Inc., and W&H, dated January 4, 1990, included as Exhibit (10)
(h) to the Partnership's 1990 Annual Report on Form 10-K is incorporated herein by reference.

                  (10) (i) Sixth Amendment to the Replacement Management
Agreement among Operating Partners Sixteen Hotels, Inc. and W&H, as Manager, to be effective January 4, 1997 included as Exhibit 10( ) to the Partnership's
1996 Annual Report on Form 10-K is incorporated herein by reference.

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

                  (10) (k) Amended and Restated Loan Agreement among the
Priming Lenders, Operating Partners and the Agent dated as of June 12, 1992, as amended by letters of consent agreements dated February 1993, and March 17, 1993, included as Exhibit (10) (j) to the Partnership's 1992 Annual Report on
Form 10-K, and a letter of consent agreement dated January 31, 1994, included as Exhibit (10) (j) to the Partnership's 1994 Annual Report on Form 10-K, are incorporated herein by reference.

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

                  (10) (m) Escrow Agreement among Operating Partners, the
Existing Lenders and Chicago Title Insurance Company, as escrow agent and as title insurer, dated June 12, 1992 included as Exhibit (10) (l) to the Partnership's 1992 Annual Report on Form 10-K is incorporated herein by reference.

                  (10) (n) Consulting Services Agreement among the
Partnerships, the General Partner and Mr. S. Leonard Okin dated December 1,
1994 (the "Consulting Services Agreement") included as Exhibit (10) (m) to the
Partnership's 1994 Annual Report on Form 10-K is incorporated herein by reference.

                  (10) (o) Fourth Consent Agreement among Operating Partners, the Priming Lenders, and the Existing Lenders dated March 17, 1995 included as
Exhibit (10) (n) to the Partnership's 1994 Annual Report on Form 10-K is incorporated herein by reference.

                  (10) (p) First Amendment to the Consulting Services
Agreement among the Partnerships, the General Partner and Mr. S. Leonard Okin dated December 1, 1995.

                                                                                          51

                  (10) (q) Second Amendment to the Consulting Services
Agreement among the Partnerships, the General Partner and Mr. S. Leonard Okin dated December 1, 1996.

                                                                                          53

                  (10) (r) Consulting Agreement among Operating Partners and
Siegel Rich, Inc., dated March 11, 1997, formalizing previously agreed upon terms and conditions, included as Exhibit 10(p) to the Partnership's 1997
Annual Report on Form 10-K is incorporated herein by reference.

                                                                                          55

                  (10) (s) Amended and Restated Third Amendment to the
Consulting Services Agreement among the Partnerships, the General Partner and
Mr. S. Leonard Okin dated December 1, 1997.


                                                                 EXHIBIT 10(p)

               FIRST AMENDMENT TO CONSULTING SERVICES AGREEMENT

         This First Amendment to Consulting Services Agreement (the "First Amendment") is made and entered into to be effective as of the 1st day of December, 1995, by and between the Companies and S. Leonard Okin, the Consultant.

                            Preliminary Statements

          1. The Consultant and the Companies have previously entered into a certain Consulting Services Agreement dated to be effective as of December 1, 1994 (the "Agreement").

          2. All defined terms, noted in the First Amendment by being capitalized, shall have the same meaning as set forth in the Agreement unless otherwise specifically defined in this First Amendment.

          3. The parties desire to amend the provisions of the Agreement in accordance with the terms and conditions as set forth below.

          4. In consideration of the foregoing and of the mutual covenants set forth below the parties, intending to be legally bound, do hereby agree as follows:

          1. The second line of Paragraph 1(d) defining the term "Base Compensation" shall be modified by replacing the word "$5,000" with the word "$5,250".

          2. The third line of Paragraph 1(n) defining the term "Initial Term" shall be modified by replacing the words "December 31, 1995" with the words "December 31, 1996".

          3. Except as modified above, all other provisions set forth in the Agreement shall remain in full force and effect.

          IN WITNESS WHEREOF, the parties have hereunto executed this First Amendment to be effective as of the day and year set forth above.

WITNESS:                        PRIME-AMERICAN REALTY CORPORATION



____________________________    By:      __________________________________
                                         Its: Director

WITNESS:                        PRIME MOTOR INNS LIMITED PARTNERSHIP
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its: Director

                                AMI OPERATING PARTNERS, L.P.
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its:  Director

____________________________                      _____________________________
                                                  S. Leonard Okin

                                                                 EXHIBIT 10(q)

               SECOND AMENDMENT TO CONSULTING SERVICES AGREEMENT

         This Second Amendment to Consulting Services Agreement (the "Second Amendment") is made and entered into to be effective as of the 1st day of December, 1996, by and between the Companies and S. Leonard Okin, the Consultant.

                            Preliminary Statements

          1. The Consultant and the Companies have previously entered into a certain Consulting Services Agreement dated to be effective as of December 1, 1994 (the "Original Agreement").

          2. The Consultant and the Companies have also previously entered into a First Amendment to Consulting Services Agreement dated to be effective as of December 1, 1995 (the "First Amendment").

          3. For purposes hereof the Original Agreement and the First Amendment are collectively referred to as the "Agreement".

          4. All defined terms, noted in the Second Amendment by being capitalized, shall have the same meaning as set forth in the Original Agreement or First Amendment unless otherwise specifically defined in this Second Amendment.

          5. The parties desire to amend the provisions of the Agreement in accordance with the terms and conditions as set forth below.

          NOW, THEREFORE, in consideration of the foregoing Preliminary Statements, which shall be and are incorporated as a part of this Second Amendment as is fully stated below, the performance by the parties of their respective obligations under the Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties, intending to be legally bound, do now hereby agree as follows:

          1. The second line of Paragraph 1(d) of the Original Agreement, is subsequently modified by the provisions of Paragraph 1 of the First Amendment (which provisions define the term "Base Compensation") shall be modified by replacing the word "$5,250" with the word "$5,565". Thus, for purposes hereof the Base Compensation shall now be in the amount of $5,565.

          2. The third line of Paragraph 1(n) of the Original Agreement, as modified by the provisions of Paragraph 2 of the First Amendment (which provisions defined the term "Initial Term") shall again be modified so that the words "December 31, 1996" shall be replaced in their entirety with the words "December 31, 1997". Thus, the Initial Term shall be for the period ending December 31, 1997.

          3. Except as modified above, all other provisions set forth in the Agreement shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have hereunto executed this Second Amendment to be effective as of the day and year set forth above.

WITNESS:                        PRIME-AMERICAN REALTY CORPORATION



____________________________    By:      __________________________________
                                         Its: Director

WITNESS:                        PRIME MOTOR INNS LIMITED PARTNERSHIP
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its: Director

                                AMI OPERATING PARTNERS, L.P.
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its:  Director

____________________________                      _____________________________
                                                  S. Leonard Okin

                                                                 EXHIBIT 10(s)

                             AMENDED AND RESTATED
               THIRD AMENDMENT TO CONSULTING SERVICES AGREEMENT

         This Amended and Restated Third Amendment to Consulting Services Agreement (the "Third Amendment") is made and entered into to be effective as of the 1st day of January, 1998, by and between the Companies and S. Leonard Okin, the Consultant.

                            Preliminary Statements

          1. The Consultant and the Companies have previously entered into a certain Consulting Services Agreement dated to be effective as of December 1, 1994 (the "Original Agreement").

          2. The Consultant and the Companies have previously entered into a First Amendment to Consulting Services Agreement dated to be effective as of December 1, 1995 (the "First Amendment").

          3. The Consultant and the Companies have also previously entered into a Second Amendment to Consulting Services Agreement dated to be effective as of December 1, 1996 (the "Second Amendment").

          4. For purposes hereof the Original Agreement, the First Amendment and the Second Amendment are collectively referred to as the "Agreement".

          5. All defined terms, noted in this Restated Third Amendment by being capitalized, shall have the same meaning as set forth in the Original Agreement, First Amendment or Second Agreement unless otherwise specifically defined in this Restated Third Amendment.

          6. The parties desire to amend the provisions of the Agreement in accordance with the terms and conditions as set forth below.

          7. The parties desire that this Restated Third Agreement replace, in its entirety, the previously executed Third Amendment to Consulting Services Agreement so that the following execution of this Restated Third Amendment, the previously executed Third Amendment to Consulting Services Agreement shall become immediately null and void and of no further force and effect.

         NOW, THEREFORE, in consideration of the foregoing Preliminary Statements, which shall be and are incorporated as a part of this Restated Third Amendment as is fully stated below, the performance by the parties of their respective obligations under the Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties, intending to be legally bound, do now hereby agree as follows:

          1. The second line of Paragraph 1(d) of the Original Agreement, as subsequently modified by the provisions of Paragraph 1 of the Second Amendment (which provisions define the term "Base Compensation") shall again be modified by replacing the word "$5,656" with the word "$5,843". Thus, for purposes hereof the Base Compensation shall now be in the amount of $5,843.

          2. The third line of Paragraph 1(n) of the Original Agreement, as modified by the provisions of Paragraph 2 of the Second Amendment (which provisions defined the term "Initial Term") shall again be modified so that the words "December 31, 1997" shall be replaced in their entirety with the words "December 31, 1998". Thus, the Initial Term shall be for the period ending December 31, 1998.

          3. At Paragraph 1(y), the defined term "Termination Payment" shall be rewritten and redefined in its entirety to read as follows:

          "(y) The term "Termination Payment" shall mean an amount equal to six (6) times the amount of the Base Compensation payable to Consultant as of the Date of Termination."

          4. Except as modified above, all other provisions set forth in the Agreement shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties have hereunto executed this Third Amendment to be effective as of the day and year set forth above.

WITNESS:                        PRIME-AMERICAN REALTY CORPORATION



____________________________    By:      __________________________________
                                         Its: Director

WITNESS:                        PRIME MOTOR INNS LIMITED PARTNERSHIP
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its: Director

                                AMI OPERATING PARTNERS, L.P.
                                By:      Prime American Realty Corporation,
                                         its general partner

____________________________             By:      _____________________________
                                                  Its:  Director

____________________________                      _____________________________
                                                  S. Leonard Okin